Form 10-Q
period 2022-02-28
Alset Capital Acquisition Corp.
filed 2022-04-13
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-41254

ALSET CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-3296100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 210 Bethesda, MD 20814
(Address of Principal Executive Offices, including zip code)

301-971-3955
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one-half of one Redeemable Warrant and one Right	ACAXU	The Nasdaq Global Market

Class A Common Stock, par value $0.0001 per share	ACAX	The Nasdaq Global Market

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	ACAXW	The Nasdaq Global Market

Rights, each entitling the holder to receive one-tenth of one share of Class A Common Stock	ACAXR	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of April 13, 2022, there were 9,098,750 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

ALSET CAPITAL ACQUISITION CORP.
Form 10-Q For the Quarter Ended February 28, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALSET CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	February 28,	November 30,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,708,642	$50,000
Other current assets	49,950	—
Total current assets	1,758,592	50,000

Deferred offering costs	—	85,000

Cash and marketable securities held in Trust Account	87,112,864	—
Total assets	$88,871,456	$135,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$94,814	$—
Accrued offering costs	15,000	40,000
Advances from related parties	-	75,000
Total current liabilities	109,814	115,000

Deferred underwriting compensation	3,018,750	—
Total liabilities	3,128,564	115,000

Commitments and contingencies (Note 6):

Temporary equity:
Class A common stock subject to possible redemption; 8,625,000 and 0 shares (at approximately $10.10 per share) as of February 28, 2022 and November 30, 2021, respectively	87,112,500	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 and 0 issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of February 28, 2022 and November 30, 2021, respectively	47	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of February 28, 2022 and November 30, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(1,369,871)	(5,000)
Total stockholders’ (deficit) equity	(1,369,608)	20,000
Total liabilities and stockholders’ (deficit) equity	$88,871,456	$135,000

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

For the Three Months Ended February 28, 2022
EXPENSES
Administration fee - related party	$10,000
General and administrative	35,874
TOTAL EXPENSES	45,874

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	364
TOTAL OTHER INCOME	364

Net loss	$(45,510)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	2,395,833
Basic and diluted net loss per share of Class A common stock	$(0.01)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	1,953,125
Basic and diluted net loss per share of Class B common stock	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Three Months Ended February 28, 2022

(Unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2021 (audited)	—	$—	2,156,250	$216	$24,784	$(5,000)	$20,000

Issuance of Shares at Initial Public Offering	8,625,000	863	—	—	86,249,137	—	86,250,000

Deferred underwriting compensation	—	—	—	—	(3,018,750)	—	(3,018,750)

Sale of Private Placement Units	473,750	47	—	—	4,737,453	—	4,737,500

Underwriter’s fees and other issuance costs	—	—	—	—	(2,200,348)	—	(2,200,348)

Remeasurement of Class A common stock to redemption value	(8,625,000)	(863)	—	—	(87,111,637)	—	(87,112,500)

Class A Common Stock Measurement Adjustment	—	—	—	—	(1,319,361)	(1,319,361)	—

Net loss	—	—	—	—	—	(45,510)	(45,510)

Balance at February 28, 2022 (unaudited)	473,750	$47	2,156,250	$216	$—	$(1,369,871)	$(1,369,608)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Three Months Ended February 28, 2022
Cash Flows From Operating Activities:
Net loss	$(45,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Investment income earned on cash and marketable securities held in Trust Account	(364)
Formation and organization costs paid by related parties	5,000
Changes in operating assets and liabilities:
Other current assets	(49,950)
Accounts payable and accrued expenses	99,814
Net Cash Provided By Operating Activities	8,990

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(87,112,500)
Net Cash Used In Investing Activities	(87,112,500)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	84,525,000
Proceeds from sale of Private Placement Units	4,737,500
Repayment of related party advances	(211,153)
Payment of offering costs	(289,195)
Net Cash Provided By Financing Activities	88,762,152

Net change in cash	1,658,642
Cash at beginning of period	50,000
Cash at end of period	$1,708,642

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Initial Public Offering	$3,018,750
Class A Common Stock measurement adjustment	$1,319,361
Initial classification of Class A Common Stock subject to redemption	$87,112,500

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

Notes to the UNAUDITED financial statementS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Alset Capital Acquisition Corp. (the “Company”) was incorporated in Delaware on October 20, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of February 28, 2022, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through February 28, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 31, 2022. On February 3, 2022, the Company consummated the Initial Public Offering of 8,625,000 units (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $86,250,000, which includes the full exercise of the underwriters’ option to purchase an additional 1,125,000 Units generating additional gross proceeds to the Company of $11,250,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 473,750 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placement to Alset Acquisition Sponsor, LLC (the “Sponsor”) generating gross proceeds to the Company in the amount of $4,737,500.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds from the Private Placement Units, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 12 months from the closing of Initial Public Offering (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of Initial Public Offering but have not completed the initial Business Combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a Business Combination, at the election of the Company by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $862,500 ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Management’s Plan

The Company expects to incur significant costs in pursuit of its acquisition plans and will not generate any operating revenues until after the completion of its initial business combination. In addition, the Company expects to have negative cash flows from operations as it pursues an initial business combination target. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” the Company does not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by shareholders).

While the Company expects to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the economic effects of the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on February 9, 2022.

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of February 28, 2022 and its results of operations and cash flows for the period from December 1, 2021 through February 28, 2022. The results of operations for the period December 1, 2021 through February 28, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,708,642 and $50,000 as of February 28, 2022 and November 30, 2021, respectively. The Company had no cash equivalents as of February 28, 2022 and November 30, 2021.

Investments held in Trust Account

At February 28, 2022, the Company had approximately $87.1 million in investments in treasury securities held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Offering Costs. Offering costs of $475,348 consist principally of costs incurred in connection with the preparation for the Initial Public Offering. These costs, together with the underwriter’s discount of $4,743,750, were allocated between temporary equity, the Public Warrants and the Private Units in a relative fair value method upon completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at February 28, 2022, the Class A common stock subject to possible redemption in the amount of $87,112,500 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common stock are the same as basic earnings per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in U.S. dollars, except per share amounts):

	For the Three Months Ended February 28, 2022
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(25,071)	$(20,439)
Denominator:
Basic and diluted weighted average shares outstanding	2,395,833	1,953,125

Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2022 and November 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets were deemed to be de minimis as of February 28, 2022 and November 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 from the Company’s inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,500,000 Units at a price of $10.00 per Unit generating gross proceeds to the Company in the amount of $75,000,000. Each Unit consists of one share of Class A common stock, one-half of one redeemable warrant (“Public Warrant”) and one right. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Each right entitles the holder thereof to receive one-tenth (1/10) of one share of Class A common stock upon the consummation of an initial Business Combination.

On February 3, 2022, the underwriters purchased an additional 1,125,000 Units pursuant to the full exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $11,250,000.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 440,000 Private Placement Units at a price of $10.00 per Private Placement Unit generating gross proceeds in the amount of $4,400,000. In connection with the full exercise of the over-allotment option, the Sponsor purchased an additional 33,750 Private Placement Units at a purchase price of $10.00 per Unit for total gross proceeds of $337,500. Each Private Placement Unit is comprised of one Class A common share, one-half of one warrant and one right. Each private placement right entitles the holder thereof to receive one-tenth (1/10) of one share of Class A common stock upon the consummation of an initial Business Combination. Each whole private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On November 8, 2021, the Sponsor received 2,156,250 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000. The Founder Shares include an aggregate of up to 281,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, to approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (excluding the placement units and underlying securities). In connection with the exercise of the underwriters’ overallotment option, these shares are no longer subject to forfeiture.

The holder of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of February 28, 2022 and November 30, 2021, there was nothing outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the three months ended February 28, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the three months ended February 28, 2022, the Company repaid the outstanding balance of $211,153. As of February 28, 2022 and November 30, 2021, $0 and $75,000 was due to the related party, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended February 28, 2022, the Company recorded a charge of $10,000 to the statement of operations pursuant to the agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2022 and November 30, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 3, 2022, the underwriters elected to fully exercise their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $11,250,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $1,725,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $ $3,018,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 28, 2022 and November 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of February 28, 2022 and November 30, 2021, there were 473,750 and 0 shares of Class A common stock issued and outstanding, respectively, (excluding 8,625,000 shares of the Class A Common Stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of February 28, 2022 and November 30, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, to 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering (excluding the placement units and underlying securities).

Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded to the nearest whole share or otherwise addressed in accordance with Section 155 of the Delaware General Corporation Law, as further described herein. We will make the determination of how we are treating fractional shares at the time of our initial Business Combination and will include such determination in the proxy materials we will send to stockholders for their consideration of such initial Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination being declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering except the Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 8 — SUBSEQUENT EVENTS

On March 24, 2022 the Units issued in the Company’s Initial Public Offering completed on January 31, 2022 began to trade separately. Each Unit consisted of one share of Class A common stock (the “Shares”), par value $0.0001 per share, one-half of one redeemable warrant (“Warrant”) and one right (“Right”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Each Right entitles the holder thereof to receive one-tenth (1/10) of one share of Class A common stock upon the consummation of an initial business combination. The Shares will trade under the symbol “ACAX”, the Warrants will trade under the symbol “ACAXW” and the Rights will trade under the symbol “ACAXR”. The Units will continue to trade under the symbol “ACAXU.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Alset Capital Acquisition Corp.,” “our,” “us” or “we” refer to Alset Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a newly organized blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus our search for prospects within the real estate industry. While we are currently reviewing certain opportunities, we have not selected any specific business combination target at this time. We intend to effectuate our initial business combination (“Business Combination”) using cash from the proceeds of the initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Our sponsor is Alset Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering was declared effective on January 31, 2022. On February 3, 2022, we consummated our initial public offering (the “Initial Public Offering”) of 8,625,000 Units (“Units’), including the full exercise of the underwriters’ over-allotment option to purchase 1,125,000 units, at a purchase price of $10.00 per Unit.

On February 3, 2022, simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of 473,750 units (the “Private Placement Units”) to the Sponsor, which amount includes 33,750 Private Placement Units purchased by the Sponsor in connection with the underwriters’ exercise of the option in full, at a price of $10.00 per Private Placement Unit, generating gross proceeds of approximately $4.7 million (the “Private Placement”) the proceeds of which were placed in the trust account. No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involved in the Initial Public Offering, was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The Private Placement Units are identical to the Units, except that (a) the Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of the Company’s initial Business Combination except to permitted transferees and (b) the warrants and rights included as a component of the Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively.

Of the proceeds from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, net of the underwriting commissions, discounts, and offering expenses, $87,112,500 was placed in the Trust Account (“Trust Account”) and $1,874,050 was delivered to the Company to cover operating expenses. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination within 12 months from the consummation of the Initial Public Offering (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a Business Combination, at our election by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $862,500 for each three month extension, into the Trust Account, or as extended by our stockholders in accordance with our Amended and Restated Certificate of Incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of our public shares if we are unable to complete our initial Business Combination within 12 months from the consummation of the Initial Public Offering (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a Business Combination, at our election by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $862,500 for each three month extension, into the Trust Account, or as extended by our stockholders in accordance with our Amended and Restated Certificate of Incorporation), subject to applicable law.

We will have only 12 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering or as extended by our stockholders in accordance with our amended and restated certificate of incorporation) to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period (and our stockholders have not approved an amendment to our charter extending this time period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of February 28, 2022, we had $1,708,642 in cash and a working capital of $1,648,778.

Our liquidity needs up to February 28, 2022 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan from our Sponsor in addition to our Sponsor paying offering and formation costs on behalf of the Company. After consummation of the Initial Public Offering on February 3, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.65 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of February 28, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the economic effects of the pandemic could have a negative effect on our financial position, results of our operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of February 28, 2022, we had not commenced any operations. All activity for the period from October 20, 2021 (inception) through February 28, 2022 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2022, we had a net loss of $45,510 consisting of operating expenses.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on the date that our securities are first listed on the NASDAQ Capital Market, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, the placement units (including securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement units and any shares of Class A common stock that may be issued upon exercise of the warrants issued upon conversion as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of this offering, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On February 3, 2022, the Company paid a cash underwriting discount of $0.20 per Unit, or $1,725,000.

In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,018,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

The Company has determined there are no critical accounting policies or estimates in the periods covered in this report.

Critical Accounting Estimate

An accounting estimate where (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material.

Critical Accounting Policies and Practices

A company’s accounting policies and practices that are both most important to the portrayal of the company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain.

Off-Balance Sheet Arrangements

As of February 28, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 28, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our Registration Statement on Form S-1 (No. 333-262152) that was declared effective by the Securities and Exchange Commission (the “Commission”) on January 31, 2022 and that was used in connection with our Initial Public Offering (the “IPO Registration Statement”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the IPO Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On November 8, 2021, our Sponsor purchased 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the Initial Public Offering (excluding the placement units and underlying securities). As such, our initial stockholders collectively own approximately 23.6% of our issued and outstanding shares.

On February 3, 2022, we consummated our Initial Public Offering (the “Offering”) of an aggregate of 8,625,000 units (“Units”) including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of its over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Simultaneously with the consummation of the Offering, the Company consummated the private placement of 473,750 units (the “Private Placement Units”) to the Sponsor, including the issuance of 33,750 Private Placement Units in connection with the underwriter’s full exercise of its over-allotment option, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,735,500 (the “Private Placement”).

Of the gross proceeds received from the Offering, including the full exercise of the over-allotment option, and the Private Placement Units, $86.25 million and $4.7 million was placed in the Trust Account.

On February 3, 2022, the Company paid a cash underwriting discount of $0.20 per Unit, or $1,725,000. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,018,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

There has been no material change in the planned use of the proceeds from the Offering and the Private Placement as is described in the final prospectus included in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
1.1	Underwriting Agreement, dated January 31, 2022, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (2)
3.1	Amended and Restated Certificate of Incorporation dated February 2, 2022 (2)
3.2	Certificate of Incorporation (1)
3.3	By Laws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Specimen Right Certificate (1)
4.5	Warrant Agreement, dated January 31, 2022, between the Company and Vstock Transfer LLC (2)
4.6	Rights Agreement, dated January 31, 2022, between the Company and Vstock Transfer LLC (2)
10.1	Letter Agreement, dated January 31, 2022, among the Company, the Alset Acquisition Sponsor, LLC and each of the executive officers and directors of the Company (2)
10.2	Promissory Note, dated November 8, 2021, issued to Alset Acquisition Sponsor LLC (1)
10.3	Investment Management Trust Agreement, dated January 31, 2022, between the Company and Wilmington Trust Company (2)
10.4	Registration Rights Agreement, dated January 31, 2022, among the Company and certain securityholders (2)
10.5	Placement Unit Purchase Agreement, dated January 31, 2022, between the Company and Alset Acquisition Sponsor, LLC (2)
10.6	Securities Subscription Agreement, dated November 8, 2021, between the Registrant and Alset Acquisition Sponsor LLC (1)
10.7	Form of Placement Unit Purchase Agreement between the Registrant and Alset Acquisition Sponsor, LLC (1)
10.8	Form of Indemnity Agreement (1)
10.9	Administrative Support Agreement, dated January 31, 2022, by and between the Company and Alset Management Group, Inc. (2)
14.1	Form of Code of Ethics (1)
23.1	Consent of MaloneBailey, LLP (1)
23.2	Consent of Sichenzia Ross Ference LLP (included in Exhibit 5.1) (1)
24	Power of Attorney (included on the signature page) (1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Form of Audit Committee Charter (1)
99.2	Form of Compensation Committee Charter (1)
99.3	Consent of William Wu (1)
99.4	Consent of Wong Shui Yeung (1)
99.5	Consent of Wong Tat Keung (1)
101.INS	Inline XBRL Instance Document.
101.SCH 101.CAL 101.DEF	Inline XBRL Taxonomy Extension Schema Document. Inline XBRL Taxonomy Extension Calculation Linkbase Document. Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB 101.PRE 104

Inline XBRL Taxonomy Extension Label Linkbase Document.

Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Incorporated by reference to the Registration Statement filed with the SEC on January 13, 2022.

(2) Incorporated by reference to the Amendment to the Current Report filed with the SEC on February 8, 2022.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET CAPITAL ACQUISITION CORP.

April 13, 2022	By:	/s/ Heng Fai Ambrose Chan
	Name:	Heng Fai Ambrose Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

April 13, 2022	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

