Form 10-Q
period 2022-05-31
Alset Capital Acquisition Corp.
filed 2022-07-13
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 13, 2022, there were 9,098,750 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

ALSET CAPITAL ACQUISITION CORP.
Form 10-Q For the Quarter Ended May 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALSET CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	May 31,	November 30,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,620,011	$50,000
Deferred offering costs	—	85,000
Other current assets	36,314	—
Total current assets	1,656,325	135,000

Cash and marketable securities held in Trust Account	87,179,713	—
Total assets	$88,836,038	$135,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,368	$—
Accrued offering costs	15,000	40,000
Advances from related parties	—	75,000
Total current liabilities	136,368	115,000

Deferred underwriting compensation	3,018,750	—
Total liabilities	3,155,118	115,000

Commitments and contingencies (Note 6):

Temporary equity:
Class A common stock subject to possible redemption; 8,625,000 and 0 shares (at approximately $10.10 per share) as of May 31, 2022 and November 30, 2021, respectively	87,112,500	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 and 0 issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of May 31, 2022 and November 30, 2021, respectively	47	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of May 31, 2022 and November 30, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(1,431,843)	(5,000)
Total stockholders’ (deficit) equity	(1,431,580)	20,000
Total liabilities and stockholders’ (deficit) equity	$88,836,038	$135,000

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31, 2022	For the Six Months Ended May 31, 2022
EXPENSES
Administration fee - related party	$30,000	$40,000
General and administrative	98,821	134,695
TOTAL EXPENSES	128,821	174,695

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	66,849	67,213
TOTAL OTHER INCOME	66,849	67,213

Net loss	$(61,972)	$(107,482)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	9,098,750	6,018,393
Basic and diluted net loss per share of Class A common stock	$(0.01)	$(0.01)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	2,055,804
Basic and diluted net loss per share of Class B common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the SIX Months Ended MAY 31, 2022

(Unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2021 (audited)	—	$—	2,156,250	$216	$24,784	$(5,000)	$20,000

Issuance of Shares at Initial Public Offering	8,625,000	863	—	—	86,249,137	—	86,250,000

Deferred underwriting compensation	—	—	—	—	(3,018,750)	—	(3,018,750)

Sale of Private Placement Units	473,750	47	—	—	4,737,453	—	4,737,500

Underwriter’s fees and other issuance costs	—	—	—	—	(2,200,348)	—	(2,200,348)

Remeasurement of Class A common stock to redemption value	(8,625,000)	(863)	—	—	(87,111,637)	—	(87,112,500)

Class A Common Stock Measurement Adjustment	—	—	—	—	(1,319,361)	(1,319,361)	—

Net loss	—	—	—	—	—	(45,510)	(45,510)

Balance at February 28, 2022 (unaudited)	473,750	47	2,156,250	216	—	(1,369,871)	(1,369,608)

Net loss	—	—	—	—	—	(61,972)	(61,972)

Balance at May 31, 2022 (unaudited)	473,750	$47	2,156,250	$216	$—	$(1,431,843)	$(1,431,580)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Six Months Ended May 31, 2022
Cash Flows from Operating Activities:
Net loss	$(107,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Investment income earned on cash and marketable securities held in Trust Account	(67,213)
Formation and organization costs paid by related parties	5,000
Changes in operating assets and liabilities:
Other current assets	(36,314)
Accounts payable and accrued expenses	126,368
Net Cash Used in Operating Activities	(79,641)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(87,112,500)
Net Cash Used in Investing Activities	(87,112,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	84,525,000
Proceeds from sale of Private Placement Units	4,737,500
Repayment of related party advances	(211,153)
Payment of offering costs	(289,195)
Net Cash Provided by Financing Activities	88,762,152

Net change in cash	1,570,011
Cash at beginning of period	50,000
Cash at end of period	$1,620,011

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Initial Public Offering	$3,018,750
Class A Common Stock measurement adjustment	$1,319,361
Initial classification of Class A Common Stock subject to redemption	$87,112,500

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

As of May 31, 2022, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through May 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of May 31, 2022 and its results of operations for the three and six months ended May 31, 2022 and cash flows for the six months ended May 31, 2022. The results of operations for the three and six months ended May 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,620,011 and $50,000 as of May 31, 2022 and November 30, 2021, respectively. The Company had no cash equivalents as of May 31, 2022 and November 30, 2021.

Investments held in Trust Account

At May 31, 2022, the Company had approximately $87.2 million in investments in treasury securities held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at May 31, 2022, the Class A common stock subject to possible redemption in the amount of $87,112,500 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net loss per common share (in U.S. dollars, except per share amounts):

	For the Three Months Ended May 31, 2022
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(50,099)	$(11,873)
Denominator:
Basic and diluted weighted average shares outstanding	9,098,750	2,156,250

Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)

	For the Six Months Ended May 31, 2022
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(80,116)	$(27,366)
Denominator:
Basic and diluted weighted average shares outstanding	6,018,393	2,055,804

Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2022 and November 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets were deemed to be de minimis as of May 31, 2022 and November 30, 2021.

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of May 31, 2022 and November 30, 2021, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the six months ended May 31, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the six months ended May 31, 2022, the Company repaid the outstanding balance of $211,153. As of May 31, 2022 and November 30, 2021, $0 and $75,000 was due to the related party, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended May 31, 2022, the Company recorded a charge of $30,000 and $40,000, respectively, to the statement of operations pursuant to the agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2022 and November 30, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of May 31, 2022 and November 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of May 31, 2022 and November 30, 2021, there were 473,750 and 0 shares of Class A common stock issued and outstanding, respectively, (excluding 8,625,000 shares of the Class A Common Stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of May 31, 2022 and November 30, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those that were in effect upon completion of the Initial Public Offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, to 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (excluding the placement units and underlying securities).

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

Liquidity and Capital Resources

As of May 31, 2022, we had $1,620,011 in cash and a working capital of $1,519,957.

Our liquidity needs up to May 31, 2022 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan from our Sponsor in addition to our Sponsor paying offering and formation costs on behalf of the Company. After consummation of the Initial Public Offering on February 3, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.65 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of May 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of May 31, 2022, we had not commenced any operations. All activity for the period from October 20, 2021 (inception) through May 31, 2022 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended May 31, 2022, we had a net loss of $61,972 and $107,482, respectively, consisting of operating expenses partially offset by interest income.

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

Registration Rights

The holders of the founder shares, the placement units (including securities contained therein) and warrants (including securities contained therein) that may be issued upon conversion of working capital loans, and any shares of Class A common stock issuable upon the exercise of the placement units and any shares of Class A common stock that may be issued upon exercise of the warrants issued upon conversion as part of the working capital loans and Class A common stock issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Off-Balance Sheet Arrangements

As of May 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the gross proceeds received from the Offering, including the full exercise of the over-allotment option, and the Private Placement Units, $86.25 million and $4.7 million was placed in the Trust Account, respectively.

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

ALSET CAPITAL ACQUISITION CORP.

July 13, 2022	By:	/s/ Heng Fai Ambrose Chan
	Name:	Heng Fai Ambrose Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

July 13, 2022	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

