Form 10-Q
period 2022-08-31
Alset Capital Acquisition Corp.
filed 2022-10-07
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

As of October 7, 2022, there were 9,098,750 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

ALSET CAPITAL ACQUISITION CORP.
Form 10-Q For the Quarter Ended August 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALSET CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	August 31,	November 30,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,507,307	$50,000
Prepaid expenses	50,000	—
Due from Sponsor	6,500	—
Deferred offering costs	—	85,000
Other current assets	36,314	—
Total current assets	1,600,121	135,000

Cash and marketable securities held in Trust Account	87,469,299	—
Total assets	$89,069,420	$135,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$232,618	$—
Accrued offering costs	15,000	40,000
Advances from related parties	—	75,000
Total current liabilities	247,618	115,000

Deferred underwriting compensation	3,018,750	—
Total liabilities	3,266,368	115,000

Commitments and contingencies (Note 6):

Temporary equity:
Class A common stock subject to possible redemption; 8,625,000 and 0 shares (at approximately $10.10 per share) as of August 31, 2022 and November 30, 2021, respectively	87,269,299	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 and 0 issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of August 31, 2022 and November 30, 2021, respectively	47	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of August 31, 2022 and November 30, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(1,466,510)	(5,000)
Total stockholders’ (deficit) equity	(1,466,247)	20,000
Total liabilities and stockholders’ (deficit) equity	$89,069,420	$135,000

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended August 31, 2022	For the Nine Months Ended August 31, 2022
EXPENSES
Administration fee - related party	$30,000	$70,000
General and administrative	137,454	272,149
TOTAL EXPENSES	167,454	342,149

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	289,586	356,799
TOTAL OTHER INCOME	289,586	356,799

Net income	$122,132	$14,650

Weighted average number of shares of Class A common stock outstanding, basic and diluted	9,098,750	6,940,287
Basic and diluted net loss per share of Class A common stock	$0.01	$(0.00)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	2,156,250
Basic and diluted net loss per share of Class B common stock	$0.01	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the NINE Months Ended AUGUST 31, 2022

(Unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2021 (audited)	—	$—	2,156,250	$216	$24,784	$(5,000)	$20,000

Issuance of Shares at Initial Public Offering	8,625,000	863	—	—	86,249,137	—	86,250,000

Deferred underwriting compensation	—	—	—	—	(3,018,750)	—	(3,018,750)

Sale of Private Placement Units	473,750	47	—	—	4,737,453	—	4,737,500

Underwriter’s fees and other issuance costs	—	—	—	—	(2,200,348)	—	(2,200,348)

Remeasurement of Class A common stock to redemption value	(8,625,000)	(863)	—	—	(87,111,637)	—	(87,112,500)

Class A Common Stock Measurement Adjustment	—	—	—	—	(1,319,361)	(1,319,361)	—

Net loss	—	—	—	—	—	(45,510)	(45,510)

Balance at February 28, 2022 (unaudited)	473,750	47	2,156,250	216	—	(1,369,871)	(1,369,608)

Net loss	—	—	—	—	—	(61,972)	(61,972)

Balance at May 31, 2022 (unaudited)	473,750	47	2,156,250	216	—	(1,431,843)	(1,431,580)

Net income	—	—	—	—	—	122,132	122,132

Remeasurement of Class A common stock subject to possible redemption to redemption amount						(156,799)	(156,799)
Balance at August 31, 2022 (unaudited)	473,750	$47	2,156,250	$216	$—	$(1,466,510)	$(1,466,247)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(Unaudited)

For the Nine Months Ended August 31, 2022
Cash Flows from Operating Activities:
Net income	$14,650
Adjustments to reconcile net loss to net cash provided by operating activities:
Investment income earned on cash and marketable securities held in Trust Account	(356,799)
Formation and organization costs paid by related parties	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(50,000)
Other current assets	(36,314)
Accounts payable and accrued expenses	237,618
Net Cash Used in Operating Activities	(185,845)

Cash Flows from Investing Activities:
Due from Sponsor	(6,500)
Cash deposited into Trust Account	(87,112,500)
Net Cash Used in Investing Activities	(87,119,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	84,525,000
Proceeds from sale of Private Placement Units	4,737,500
Repayment of related party advances	(211,153)
Payment of offering costs	(289,195)
Net Cash Provided by Financing Activities	88,762,152

Net change in cash	1,457,307
Cash at beginning of period	50,000
Cash at end of period	$1,507,307

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Initial Public Offering	$3,018,750
Class A Common Stock measurement adjustment	$1,319,361
Initial classification of Class A Common Stock subject to redemption	$87,112,500

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

As of August 31, 2022, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through August 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of August 31, 2022 and its results of operations for the three and nine months ended August 31, 2022 and cash flows for the nine months ended August 31, 2022. The results of operations for the three and nine months ended August 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,507,307 and $50,000 as of August 31, 2022 and November 30, 2021, respectively. The Company had no cash equivalents as of August 31, 2022 and November 30, 2021.

Investments held in Trust Account

At August 31, 2022, the Company had approximately $87.5 million in investments in treasury securities held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at August 31, 2022, the Class A common stock subject to possible redemption in the amount of $87,269,299 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common stock are the same as basic earnings per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in U.S. dollars, except per share amounts):

	For the Three Months Ended August 31, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$112,132	$23,398
Denominator:
Basic and diluted weighted average shares outstanding	9,098,750	2,156,250

Basic and diluted net income per share of common stock	$0.01	$0.01

	For the Nine Months Ended August 31, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$14,650	$3,473
Denominator:
Basic and diluted weighted average shares outstanding	6,940,287	2,156,250

Basic and diluted net income per share of common stock	$(0.00)	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2022 and November 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s deferred tax assets were deemed to be de minimis as of August 31, 2022 and November 30, 2021.

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of August 31, 2022 and November 30, 2021, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the nine months ended August 31, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the nine months ended August 31, 2022, the Company repaid the outstanding balance of $211,153. As of August 31, 2022 and November 30, 2021, $0 and $75,000 was due to the related party, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended August 31, 2022, the Company recorded a charge of $30,000 and $70,000, respectively, to the statement of operations pursuant to the agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2022 and November 30, 2021, there were no amounts outstanding under the Working Capital Loans.

Due from Sponsor

Due from sponsor was $6,500 and $0 at August 31, 2022 and November 30, 2021 and represents expenses paid by the Company on behalf of the Sponsor.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of August 31, 2022 and November 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of August 31, 2022 and November 30, 2021, there were 473,750 and 0 shares of Class A common stock issued and outstanding, respectively, (excluding 8,625,000 shares of the Class A Common Stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of August 31, 2022 and November 30, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENT

Merger

On September 9, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HWH International Inc., a Nevada corporation (“HWH”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”). The Company and Merger Sub are sometimes referred to collectively as the “ACAX Parties.” Pursuant to the Merger Agreement, a business combination between the Company and HWH will be effected through the merger of Merger Sub with and into HWH, with HWH surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), it is anticipated that the Company will change its name to “HWH International Inc.” The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Ancillary Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

HWH is owned and controlled by certain member officers and directors of the Company and its sponsor. The Merger is expected to be consummated in the fourth quarter of 2022, following the receipt of the required approval by the stockholders of the Company and the shareholder of HWH and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at Closing (the “Merger Consideration”) by the Company to the HWH shareholders will be $125,000,000, and will be payable in shares of Class A common stock, par value $0.0001 per share, of the Company (“Company Common Stock”). The number of shares of the Company Common Stock to be paid to the shareholders of HWH as Merger Consideration will be 12,500,000, with each share being valued at $10.00. All cash proceeds remaining in the trust will be used to pay transaction costs and as growth capital for HWH.

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

We will have only 12 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering or as extended by our stockholders in accordance with our amended and restated certificate of incorporation) to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period (and our stockholders have not approved an amendment to our charter extending this time period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of August 31, 2022, we had $1,507,307 in cash and a working capital of $1,352,503.

Our liquidity needs up to August 31, 2022 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan from our Sponsor in addition to our Sponsor paying offering and formation costs on behalf of the Company. After consummation of the Initial Public Offering on February 3, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.65 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of August 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of August 31, 2022, we had not commenced any operations. All activity for the period from October 20, 2021 (inception) through August 31, 2022 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended August 31, 2022, we had net income of $122,132 and $14,650, respectively, consisting of interest income partially offset by operating expenses.

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

Off-Balance Sheet Arrangements

As of August 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
2.1	Merger Agreement dated September 9, 2022 by and among Alset Capital Acquisition Corp., HWH Merger Sub, Inc. and HWH International Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on September 12, 2022.

10.1	Sponsor Support Agreement dated as of September 9, 2022, by and among Alset Capital Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 12, 2022.

10.2

Shareholder Support Agreement dated as of September 9, 2022, by and among Alset Capital Acquisition Corp., HWH International Inc. and each of the Persons set forth on Schedule I attached thereto, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 12, 2022.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Press release dated September 12, 2022, incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on September 12, 2022.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET CAPITAL ACQUISITION CORP.

October 7, 2022	By:	/s/ Heng Fai Ambrose Chan
	Name:	Heng Fai Ambrose Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

October 7, 2022	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

