Form 10-K
period 2022-11-30
Alset Capital Acquisition Corp.
filed 2023-02-24
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41254

ALSET CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-3296100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4800 Montgomery Lane, Suite 210 Bethesda, MD 20814	301-971-3955
(Address of Principal Executive Offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one-half of one Redeemable Warrant and one Right	ACAXU	The Nasdaq Global Market

Class A Common Stock, par value $0.0001 per share	ACAX	The Nasdaq Global Market

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	ACAXW	The Nasdaq Global Market

Rights, each entitling the holder to receive one-tenth of one share of Class A Common Stock	ACAXR	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2022, based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on such date, was $85,215,000.

As of February 24, 2023, there were 9,098,750 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us,” and “our” refer to Alset Capital Acquisition Corp., and “our board of directors” refers to the board of directors of Alset Capital Acquisition Corp.

Alset Capital Acquisition Corp.

Form 10-K

For the Year Ended November 30, 2022

PART I

Item 1. Business.

General

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

As of November 30, 2022, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through November 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

HWH is owned and controlled by certain member officers and directors of the Company and its sponsor. The Merger is expected to be consummated in the first half of 2023, following the receipt of the required approval by the stockholders of the Company and the shareholder of HWH and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at Closing (the “Merger Consideration”) by the Company to the HWH shareholders will be $125,000,000, and will be payable in shares of Class A common stock, par value $0.0001 per share, of the Company (“Company Common Stock”). The number of shares of the Company Common Stock to be paid to the shareholders of HWH as Merger Consideration will be 12,500,000, with each share being valued at $10.00. All cash proceeds remaining in the trust will be used to pay transaction costs and as growth capital for HWH. There can be no assurance that the Merger will be consummated.

The registration statement for the Company’s Initial Public Offering was declared effective on January 31, 2022. On February 3, 2022, the Company consummated the Initial Public Offering of 8,625,000 units (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $86,250,000, which includes the full exercise of the underwriters’ option to purchase an additional 1,125,000 Units generating additional gross proceeds to the Company of $11,250,000, which is described in Note 3 of the Notes to the audited Financial Statements for Fiscal Year ended November 30, 2022.

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

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

If the Company has not completed a Business Combination within 12 months from the closing of the Initial Public Offering (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of Initial Public Offering but have not completed the initial Business Combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a Business Combination, at the election of the Company by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $862,500 ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Employees

At the present time, the Company has no employees. The Company has an agreement with Alset Management Group, Inc., pursuant to which, for a fee, Alset Management Group, Inc. provides the Company with secretarial and administrative services.

Impact of Recent Public Health Events

The COVID-19 pandemic worldwide and resulting epidemic in the United States has resulted in a widespread health crisis that has adversely affected the economy and financial markets, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Intellectual Property

We anticipate filing additional trademark applications as we expand into new areas of business.

Additional Information

The Company is subject to the information requirements of the Exchange Act, and, in accordance therewith, files annual, quarterly, and special reports, proxy statements and other information with the Commission. The Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports, proxy statements and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission.

The Company maintains a website at https://www.alsetcapitalacquisition.com where you may also access these materials free of charge. We have included our website address as an inactive textual reference only and the information contained in, and that can be accessed through, our website is not incorporated into and is not part of this report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our future operating results and financial position, our business strategy, and other objectives for our future operations. The words “anticipate,” “believe,” “intend,” “expect,” “may,” “estimate,” “predict,” “project,” “potential” and similar expression are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Report on Form 10-K and the documents that we have filed as exhibits to this Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Report on Form 10-K are made as of the date of this Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Report on Form 10-K before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. As a “smaller reporting company”, the Company is not required to provide the information required by this item, but below are the risk factors the Company believes investors should consider before purchasing any of the Company’s securities.

Risks Related to Our Company

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below. This Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Associated with Our Business

We are a blank check company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.012 per founder share. As a result of this low initial price, our sponsor, its affiliates and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, our sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lack an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.10.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public shareholders. If we liquidate the trust account before the completion of a business combination, our sponsor has agreed (subject to certain exceptions described elsewhere in this report) that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, our sponsor may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.10, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public shareholders at least $10.10 per share.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our certificate of incorporation provides that we will continue in existence only until 12 months (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the consummation of our Initial Public Offering but have not completed the initial business combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a business combination) from the consummation of the Initial Public Offering if a business combination has not been consummated by such time. If we are unable to complete an initial business combination during such time period, it will trigger our automatic winding up, liquidation and dissolution. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such distribution. Accordingly, we cannot assure you that third parties, or us under the control of an official liquidator, will not seek to recover from our shareholders amounts owed to them by us.

If we are unable to consummate a business combination within the required time period, upon notice from us, the trustee of the trust account will distribute the amount in our trust account to our public shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the United States Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to pay a fine and/or subject to imprisonment.

Holders of warrants will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the redeemable warrants, holders will only be able to exercise such redeemable warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the redeemable warrants for cash.

Except as set forth below, if we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis,” provided that an exemption from registration is available. As a result, the number of shares of common stock that a holder will receive upon exercise of its warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the warrants included in the placement units may be exercisable for unregistered shares of common stock for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise warrants if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our redeemable warrants to exercise such redeemable warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the redeemable warrants than they would have received had they been able to exercise their redeemable warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between VStock Transfer LLC, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of at least a majority of the then outstanding rights in order to make any change that adversely affects the interests of the holders of the rights.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account and less any interest earned thereon that is released to us for our taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place or be hired after consummation of the business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our officers and directors have waived their right to convert (or sell to us in any tender offer) their insider shares or any other shares of common stock acquired in the Initial Public Offering or thereafter (although none of these insiders have indicated any intention to purchase units), or to receive distributions with respect to their insider shares or placement units upon our liquidation if we are unable to consummate our initial business combination. Our sponsor, which is affiliated with certain of our officers, has also waived its right to convert (or sell to us in any tender offer) any shares of common stock acquired in the Initial Public Offering or thereafter (although it has not indicated any intention to purchase units), or to receive distributions with respect to their shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. In addition, our officers and directors may loan funds to us after the Initial Public Offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination, subject to their fiduciary duties under United States law. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of United States law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

The representative may have a conflict of interest if they render services to us in connection with our initial business combination.

We may elect to engage EF Hutton, division of Benchmark Investments, LLC, formerly known as Kingswood Capital Markets, division of Benchmark Investments, LLC (who is the representative of the underwriters of the Initial Public Offering) to assist us in connection with our initial business combination. A portion (3.5%) of the representatives’ discounts and commissions is not payable unless the Company completes its initial business combination. Therefore, if the representative provides services to us in connection with our initial business combination, these financial interests may result in the representative having a conflict of interest when providing such services to us.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Pursuant to certain letter agreements with us, our initial shareholders and the representative have agreed to vote their shares, including any shares they may acquire during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial shareholders’ shares, we would need only 468,751, or 6.25%, of the shares sold in the Initial Public Offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and the representative to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its public shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the right to have his, her or its public shares converted to cash (subject to the limitations described elsewhere in report) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and an ordinary resolution under US law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company will be required to approve the business combination. Accordingly, public shareholders may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to convert their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise conversion rights for the company to complete a business combination. The lack of such a threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to convert their public shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its public shares into a share of the trust account. Such conversion will be effectuated under US law and our certificate of incorporation as a redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to convert their public shares in connection with a proposed business combination to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote taken at the shareholder meeting relating to such business combination. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. It is also our understanding that it takes a short time to deliver shares through the DWAC System. However, this too may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Investors may not have sufficient time to comply with the delivery requirements for conversion.

Pursuant to our certificate of incorporation, we are required to give a minimum of only ten days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for conversion, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their public shares to comply with the delivery requirements for conversion, such converting shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to convert their public shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and especially in the last several months, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial public offering, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such deemed issuance (excluding the placement units and underlying securities).

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, this diligence might not identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may depend upon:

●	the performance of a single business, property or asset; or

●	the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Vstock Transfer LLC, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. There is uncertainty as to whether a court would enforce such exclusive forum provision. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the Initial Public Offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries, we believe that we will not be considered to be an investment company pursuant to the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense that we have not provided for.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

●	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

●	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision will not apply to actions brought under the Securities Act, or the rules and regulations thereunder.

We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles than in the United States;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the novel coronavirus (COVID-19) pandemic.

The COVID-19 pandemic worldwide and resulting epidemic in the United States has resulted in a widespread health crisis that has adversely affected the economy and financial markets, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or shareholder litigation. Any inability to provide reliable financial reports could harm our business. A target business may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, or if we have total annual gross revenue of at least $1.07 billion in any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Item 1B. Unresolved Staff Comments.

Not Applicable to smaller reporting companies.

Item 2. Properties

Our executive offices are located at 4800 Montgomery Lane, Suite 210 Bethesda, MD 20814, and our telephone number is (301) 971-3955. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and shared personnel support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

There are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Since February 1, 2022, the principal market on which our unit is traded is the Nasdaq Capital Market. Our common share, warrant and right have traded on the Nasdaq since March 24, 2022. The Company’s unit is trading under the symbol “ACAXU,” common stock is trading under symbol “ACAX,” our warrant is trading under the symbol “ACAXW,” and the right is trading under the symbol “ACAXR.”

Prior to our listing on the Nasdaq Capital Market there was no public trading market for our securities.

Holders

As of February 24, 2023, the Company had two stockholders of record.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our board of directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans.

The Company does not have securities authorized for issuance under any equity compensation plans

Performance graph

Not applicable to smaller reporting companies.

Recent sales of unregistered securities; use of proceeds from registered securities

On November 8, 2021, our Sponsor purchased 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.012 per share. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of founder shares issued. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the Initial Public Offering (excluding the placement units and underlying securities). As such, our initial stockholders collectively own approximately 23.6% of our issued and outstanding shares.

On February 3, 2022, we consummated our Initial Public Offering (the “Offering”) of an aggregate of 8,625,000 units (“Units”) including the issuance of 1,125,000 Units as a result of the underwriter’s full exercise of its over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Simultaneously with the consummation of the Offering, the Company consummated the private placement of 473,750 units (the “Private Placement Units”) to the Sponsor, including the issuance of 33,750 Private Placement Units in connection with the underwriter’s full exercise of its over-allotment option, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,735,500 (the “Private Placement”). The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2022.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination (“Business Combination”) using cash from the proceeds of the initial public offering and the sale of the placement units, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

HWH is owned and controlled by certain member officers and directors of the Company and its sponsor. The Merger is expected to be consummated in the first half of 2023, following the receipt of the required approval by the stockholders of the Company and the shareholder of HWH and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at Closing (the “Merger Consideration”) by the Company to the HWH shareholders will be $125,000,000, and will be payable in shares of Class A common stock, par value $0.0001 per share, of the Company (“Company Common Stock”). The number of shares of the Company Common Stock to be paid to the shareholders of HWH as Merger Consideration will be 12,500,000, with each share being valued at $10.00. All cash proceeds remaining in the trust will be used to pay transaction costs and as growth capital for HWH. There can be no assurance that the Merger will be consummated.

Liquidity and Capital Resources

As of November 30, 2022, we had $1,172,581 in cash and a working capital of $818,083.

Our liquidity needs up to November 30, 2022 had been satisfied through a capital contribution from our Sponsor of $25,000 for the founder shares and the loan from our Sponsor in addition to our Sponsor paying offering and formation costs on behalf of the Company. After consummation of the Initial Public Offering on February 3, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.65 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of November 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the economic effects of the pandemic could have a negative effect on our financial position, and results of our operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of November 30, 2022, we had not commenced any operations. All activity for the period from October 20, 2021 (inception) through November 30, 2022 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended November 30, 2022 and 2021, we had net income of $113,541 and net loss of $5,000, respectively.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services commencing on the date that our securities were first listed on the NASDAQ Capital Market. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

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

Off-Balance Sheet Arrangements

As of November 30, 2022, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Alset Capital Acquisition Corp.

FINANCIAL STATEMENTS

November 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alset Capital Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alset Capital Acquisition Corp. (the “Company”) as of November 30, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2022 and for the period from October 20, 2021 (inception) through November 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended November 30, 2022 and the period from October 20, 2021 (inception) through November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

February 3, 2023

ALSET CAPITAL ACQUISITION CORP.
BALANCE SHEETS

	November 30,	November 30,
	2022	2021

ASSETS
Current assets:
Cash	$1,172,581	$50,000
Due from Sponsor	13,000	—
Deferred offering costs	—	85,000
Other current assets	9,043	—
Total current assets	1,194,624	135,000

Cash and marketable securities held in Trust Account	88,102,610	—
Total assets	$89,297,234	$135,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$376,541	$—
Accrued offering costs	—	40,000
Advances from related parties	—	75,000
Total current liabilities	376,541	115,000

Deferred underwriting compensation	3,018,750	—
Total liabilities	3,395,291	115,000

Commitments and contingencies (Note 6):

Temporary equity:
Class A common stock subject to possible redemption; 8,625,000 and 0 shares (at approximately $10.20 per share) as of November 30, 2022 and November 30, 2021, respectively	87,934,212	—

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 and 0 issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of November 30, 2022 and November 30, 2021, respectively	47	—
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of November 30, 2022 and November 30, 2021, respectively	216	216

Additional paid-in capital	—	24,784
Accumulated deficit	(2,032,532)	(5,000)
Total stockholders’ (deficit) equity	(2,032,269)	20,000
Total liabilities and stockholders’ (deficit) equity	$89,297,234	$135,000

The accompanying notes are an integral part of these financial statements.

ALSET CAPITAL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended November 30, 2022	For the Period from October 20, 2021 (inception) Through November 30, 2021
EXPENSES
Administration fee - related party	$100,000	-
General and administrative	589,646	5,000
TOTAL EXPENSES	689,646	5,000

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	990,110	-
TOTAL OTHER INCOME	990,110	-

Pre-tax income(loss)	300,464	(5,000)

Income tax expense	(186,923)	-

Net income (loss)	$113,541	(5,000)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	7,478,425	-
Basic and diluted net income (loss) per share of Class A common stock	$0.01	-

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	1,875,000
Basic and diluted net income (loss) per share of Class B common stock	$0.01	(0.00)

The accompanying notes are an integral part of these financial statements.

ALSET CAPITAL ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM OCTOBER 20, 2021 (INCEPTION) THROUGH NOVEMBER 30, 2021 AND THE YEAR ENDED NOVEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 20, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B common stock to Sponsor	-	-	2,156,250	216	24,784	-	25,000

Net loss	-	-	-	-	-	(5,000)	(5,000)
Balance at November 30, 2021	—	$—	2,156,250	$216	$24,784	$(5,000)	$20,000

Issuance of Shares at Initial Public Offering	8,625,000	863	—	—	86,249,137	—	86,250,000

Deferred underwriting compensation	—	—	—	—	(3,018,750)	—	(3,018,750)

Sale of Private Placement Units	473,750	47	—	—	4,737,453	—	4,737,500

Underwriter’s fees and other issuance costs	—	—	—	—	(2,200,348)	—	(2,200,348)

Remeasurement of Class A common stock to redemption value	(8,625,000)	(863)	—	—	(87,111,637)	—	(87,112,500)

Class A Common Stock Measurement Adjustment	—	—	—	—	1,319,361	(1,319,361)	—
Net income	—	—	—	—	—	113,541	113,541

Remeasurement of Class A common stock subject to possible redemption to redemption amount						(821,712)	(821,712)
Balance at November 30, 2022	473,750	$47	2,156,250	$216	$—	$(2,032,532)	$(2,032,269)

The accompanying notes are an integral part of these financial statements.

ALSET CAPITAL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2022	For the Period from October 20, 2021 (inception) Through November 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$113,541	$(5,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Investment income earned on cash and marketable securities held in Trust Account	(990,110)	-
Formation and organization costs paid by related parties	5,000	5,000
Changes in operating assets and liabilities:
Other current assets	(9,043)	-
Accounts payable and accrued expenses	366,541	-
Net Cash Used in Operating Activities	(514,071)	-

Cash Flows from Investing Activities:
Due from Sponsor	(13,000)	-
Cash deposited into Trust Account	(87,112,500)	-
Net Cash Used in Investing Activities	(87,125,500)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from sale of Units in Public Offering, net of underwriting fee	84,525,000	-
Proceeds from sale of Private Placement Units	4,737,500	-
Proceeds from advances from related party	-	25,000
Repayment of related party advances	(211,153)	-
Payment of offering costs	(289,195)	-
Net Cash Provided by Financing Activities	88,762,152	50,000

Net change in cash	1,122,581	50,000
Cash at beginning of period	50,000	-
Cash at end of period	$1,172,581	$50,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Initial Public Offering	$3,018,750	$-
Class A Common Stock measurement adjustment	$1,319,361	$-
Initial classification of Class A Common Stock subject to redemption	$87,112,500	$-
Deferred offering costs included in advances from related party	$-	$45,000
Deferred offering costs included in accrued offering costs	$-	$40,000
Subsequent remeasurement of common stock subject to redemption	$821,712	$-

The accompanying notes are an integral part of these financial statements.

ALSET CAPITAL ACQUISITION CORP.

Notes to the financial statements

NOVEMBER 30, 2022

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

As of November 30, 2022, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through November 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

HWH is owned and controlled by certain member officers and directors of the Company and its sponsor. The Merger is expected to be consummated in the first half of 2023, following the receipt of the required approval by the stockholders of the Company and the shareholder of HWH and the satisfaction of certain other customary closing conditions.

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

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,172,581 and $50,000 as of November 30, 2022 and November 30, 2021, respectively. The Company had no cash equivalents as of November 30, 2022 and November 30, 2021.

Investments held in Trust Account

At November 30, 2022, the Company had approximately $88.1 million in investments in treasury securities held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at November 30, 2022, the Class A common stock subject to possible redemption in the amount of $88,102,610 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net income per common share (in U.S. dollars, except per share amounts):

	For the Year Ended November 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$88,130	$25,357
Denominator:
Basic and diluted weighted average shares outstanding	7,478,425	2,156,250

Basic and diluted net income per share of common stock	$0.01	$0.01

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2022 and November 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 62.2% and 0.0% for the year ended November 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate for the year ended November 30, 2022, due to changes in the valuation allowance on the deferred tax assets.

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. We currently are not expecting the IR Act to have a material adverse impact to our financial statements.

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of November 30, 2022 and November 30, 2021, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the year ended November 30, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the year ended November 30, 2022, the Company repaid the outstanding balance of $211,153. As of November 30, 2022 and November 30, 2021, $0 and $75,000 was due to the related party, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended November 30, 2022, the Company recorded a charge of $100,000 to the statement of operations pursuant to the agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2022 and November 30, 2021, there were no amounts outstanding under the Working Capital Loans.

Due from Sponsor

Due from sponsor was $13,000 and $0 at November 30, 2022 and November 30, 2021, respectively and represents expenses paid by the Company on behalf of the Sponsor.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of November 30, 2022 and November 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of November 30, 2022 and November 30, 2021, there were 473,750 and 0 shares of Class A common stock issued and outstanding, respectively, (excluding 8,625,000 shares of the Class A Common Stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of November 30, 2022 and November 30, 2021, there were 2,156,250 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a stockholders’ agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those that were in effect upon completion of the Initial Public Offering.

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

NOTE 8 — SUBSEQUENT EVENT

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-K for the year ended November 30, 2022. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of November 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of November 30, 2022 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level, and accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

This annual report filed on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Heng Fai Ambrose Chan	78	Chief Executive Officer and Director
Rongguo (Ronald) Wei	51	Chief Financial Officer
William Wu	56	Director
Wong Shui Yeung	52	Director
Wong Tat Keung	52	Director

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Heng Fai Ambrose Chan has served as our Chairman and Chief Executive Officer since October of 2021. Mr. Chan has over forty-five years of experience in the financial and equity investment industry. Mr. Chan is the founder of Alset Inc. and has served as its Chairman of the Board and Chief Executive Officer since that company’s inception in March 2018. Mr. Chan is an expert in banking and finance. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited since April 2014. Mr. Chan joined the Board of Directors of Alset International Limited in May 2013. From 1995 to 2015, Mr. Chan served as Managing Chairman of Hong Kong-listed Zensun Enterprises Limited (formerly Heng Fai Enterprises Limited), an investment holding company. Mr. Chan had previously served as a member of the Board of Zensun Enterprises Limited since September 1992. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a public Singapore property development, investment and management company (“SingHaiyi”), from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, an investor and operator of the city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan has served as a non-executive director of DSS, Inc. (formerly known as Document Security Systems, Inc.) since January 2017 and as Chairman of the Board since March 2019. Mr. Chan has served as a member of the Board of Directors of OptimumBank Holdings, Inc. since June 2018. He has also served as a non-executive director of our indirect subsidiary LiquidValue Development Inc. since January 2017. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., since July 2013. Mr. Chan has served as a director of Alset International’s 99.98%-owned subsidiary GigWorld Inc. since October 2014. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020.

Mr. Chan was formerly a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He also served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Additionally, from November 2003 to September 2013, he was a Director of SingHaiyi. Mr. Chan served as a member of the Board of Directors of RSI International Systems, Inc., the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Mr. Chan has committed that the majority of his time will be devoted to managing the affairs of our company; however, Mr. Chan may engage in other business ventures, including other technology-related businesses. Mr. Chan is a citizen of Singapore and has no business in China. Mr. Chan and is the Chairman and Chief Executive Officer of Alset Inc., the majority owner of HWH’s parent company, Alset International Limited, and Alset Investment Pte Ltd.; the owners of our sponsor. Mr. Chan also serves as the Executive Chairman, Director, and Hapi Wealth Builder Division Head of HWH, and the Executive Chairman of Sharing Services Global Corporation, a company partly owned by DSS, Inc., an entity in which Alset Inc. has a 25.33% ownership stake.

Director Qualifications of Heng Fai Ambrose Chan:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

Rongguo (Ronald) Wei, has served as our Chief Financial Officer since October of 2021. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Co-Chief Financial Officer of Alset Inc., the majority shareholder of Alset International Limited, HWH’s owner, and Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting and taxation activities for those companies. Prior to joining SeD Development Management LLC in August 2016, Mr. Wei worked for several different U.S. multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August 2014 to July 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January 2013 to June 2014, and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February to May 2017, and has served as Chief Financial Officer of that company from February 2017 until November 2017. Before Mr. Wei came to the United States, he worked as an equity analyst at Hong Yuan Securities, an investment bank in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor’s degree from Beihang University.

We have also assembled a group of independent directors who will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Included in this group is Mr. William Wu, Mr. Wong Shui Yeung (Frankie) and Mr. Wong Tat Keung (Aston).

Mr. William Wu has served as a member of our Board of Directors since January of 2022. Mr. Wu has served as the Managing Director of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu previously served as the Executive Director and Chief Executive Officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served on the Board of Directors of Alset Inc. since November of 2020. Mr. Wu has served as an independent non-executive director of JY Grandmark Holdings Limited since November 2019. Mr. Wu has served as a member of the Board of Directors of DSS, Inc. since October of 2019. Mr. Wu has served as a Director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a Director and Chief Executive Officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the Chief Executive Officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a Chartered Financial Analyst of The Institute of Chartered Financial Analysts in 1996.

Mr. Wu previously worked for a number of international investment banks and possesses over 27 years of experience in the investment banking, capital markets, institutional broking and direct investment businesses. He is a registered license holder to carry out Type 6 (advising on corporate finance) and Type 9 (asset management) regulated activities under the Securities and Futures Ordinance (Chapter 571 of the Laws of Hong Kong). We believe that Mr. Wu’s knowledge of complex, cross-border financial matters is highly relevant to our business and qualifies him to serve as an independent member of the board.

Director Qualifications of Mr. Wu:

Mr. Wu demonstrates extensive knowledge of complex, cross-border financial matters highly relevant to our business, making him well-qualified to serve as an independent member of the board. Mr. Wu serves on our Audit Committee and Compensation Committee.

Mr. Wong Shui Yeung (Frankie) has served as a member of our Board of Directors since January of 2022. Mr. Wong is a practicing member and fellow of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute. He holds a bachelor’s degree in business administration. He has over 20 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong was an Independent Non-Executive Director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited. Mr. Wong has served as a director of Alset Inc. and DSS Inc. since November 2021 and July 2022 respectively, the shares of which are listed on NASDAQ. He has served as an independent non-executive director, and as chairman of the audit & risk management committee and the remuneration committee of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of the Singapore Stock Exchange. Mr. Wong has served as a member of the Board of Directors of Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTCQB.

Director Qualifications of Mr. Wong:

Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board. Mr. Wong serves on our Audit Committee and Compensation Committee.

Mr. Wong Tat Keung (Aston) has served as a member of our Board of Directors since January of 2022. Mr. Wong has over 20 years’ experience in audit, accounting, taxation and business advisory. Mr. Wong has served as a director of Alset Inc. since November 2020. Since 2010, Mr. Wong has served as the director of Aston Wong CPA Limited. He has been an independent non-executive director of Alset International since January 2017, and a director of Alset Inc. since November 2020. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018. Previously, he served as the director and sole proprietor of Aston Wong & Co., a registered certified public accounting firm, from January 2006 to February 2010. From January 2005 to December 2005, he was a Partner at Aston Wong, Chan & Co., Certified Public Accountants. From April 2003 to December 2004, he served at Gary Cheng & Co., Certified Public Accountants as Audit Senior. He served as an Audit Junior to Supervisor of Hui Sik Wing & Co., certified public accountants from April 1993 to December 1999. He served as an independent non-executive director of SingHaiyi from July 2009 to July 2013 and ZH Holdings from December 2009 to July 2015. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England.

Director Qualifications of Mr. Wong:

Mr. Wong demonstrates extensive knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, making him well-qualified to serve as an independent member of the board. Mr. Wong serves on our Audit Committee and Compensation Committee.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the directors or officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended November 30, 2022.

Code of Ethics

We adopted a code of ethics on January 31, 2022, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee.

Board Committees

Our Board of Directors has an Audit Committee and a Compensation Committee. Each of these committees is currently composed of Wong Tat Keung, William Wu and Wong Shui Yeung.

Our Audit Committee and Compensation Committee will each comply with the listing requirements of the Nasdaq Marketplace Rules. At least one member of the Audit Committee will be an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, and each member will be “independent” as that term is defined in Rule 5605(a) of the Nasdaq Marketplace Rules. Our Board of Directors has determined that each of Wong Tat Keung, William Wu and Wong Shui Yeung is independent.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons/promoters has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

● the corporation could financially undertake the opportunity;

● the opportunity is within the corporation’s line of business; and

● it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Upon the closing of the initial business combination, the Company’s Code of Ethics will be amended to require it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 4% beneficial owner of the Company Common Stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. As a result of the close relationship between HWH and the Company, in the event that the initial business combination with HWH is consummated, it will not be possible to avoid such related party conflicts.

The Company’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent the Company enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to the Company than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. The Company also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

As a result of the relationship between HWH and the Company, the Company obtained a fairness opinion in connection with the board’s approval of the Agreement and Plan of Merger with HWH.

Item 11. Executive Compensation.

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us” and other similar terms refer to Alset before the Business Combination.

None of our executive officers has received any cash compensation for services rendered to us. We have agreed to pay to our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us or the Combined Company may be paid consulting or management fees, or other fees, from the Combined Company. We have not established any limit on the amount of such fees that may be paid by the Combined Company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of stock options through the date of this report.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The board of directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of February 24, 2023, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each member of our board of directors, director nominees and each of our named executive officers individually; and
●	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person (however, neither the stockholder nor the directors and officers listed below own any stock options or warrants to purchase shares of our common stock at the present time). The percentages of beneficial ownership are based on 9,098,750 of Class A Common Shares and 2,156,250 Class B Common Shares outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Directors and Executive Officers (2):
Heng Fai Ambrose Chan (3)(4)	2,630,000	23.37%
Rongguo (Ronald) Wei	0	0.00%
William Wu	0	0.00%
Wong Shui Yeung	0	0.00%
Wong Tat Keung	0	0.00%
All Directors and Officers (5 individuals)	2,630,000	23.37%
Alset Acquisition Sponsor, LLC (3)(4)	2,630,000	23.37%
Other Stockholders:
Oaktree Capital Group, LLC (5)	735,000	8.1%
Shaolin Capital Management LLC (6)	697,500	7.67%
AQR Capital Management LLC (7)	612,189	6.73%
ATW SPAC Management LLC (8)	725,000	7.97%
Lighthouse Investment Partners, LLC (9)	500,935	5.91%
Hudson Bay Capital Management, LP (10)	922,596	10.14%
Saba Capital Management, LP (11)	521,716	5.7%
Boothbay Fund Management, LLC (12)	725,000	7.97%

(1)	Based upon 9,098,750 of Class A Common Shares and 2,156,250 Class B Common Shares (which are automatically convertible into the Company’s Class A common shares at the time of the Company’s initial business combination) outstanding as of November 30, 2022

(2)	The mailing address for each individual and entity set forth above is c/o Alset Capital Acquisition Corp., 4800 Montgomery Lane, Suite 210, MD 20814.

(3)	Alset Acquisition Sponsor, LLC, our sponsor, is the record holder of the securities reported herein. Alset Inc. and Alset International Limited are the owners of 55% and 45% respectively of Alset Acquisition Sponsor, LLC. Alset Inc. owns 85.4% of Alset International Limited. Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and Majority Stockholder of Alset Inc. Mr. Chan may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Chan disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(4)	Heng Fai Ambrose Chan. Alset Inc., and Alset International Limited do not directly own any shares of Alset Capital Acquisition Corp.

(5)	The business address for this stockholder is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071. The ownership information is based solely on a Schedule 13G/A filed with the SEC on February 14, 2023 by Oaktree Capital Group, LLC.

(6)	The business address for this stockholder is 230 NW 24th Street, Suite 603, Miami, FL 33127. The ownership information is based solely on a Schedule 13G filed with the SEC on February 14, 2023 by Shaolin Capital Management LLC.

(7)	The business address for this stockholder is One Greenwich Plaza, Greenwich, CT 06830. The ownership information is based solely on a Schedule 13G filed with the SEC on February 14, 2023 by AQR Capital Management LLC.

(8)	The business address for this stockholder is 17 State Street, Suite 2100, New York, New York 10004. The ownership information is based solely on a Schedule 13G filed with the SEC on February 14, 2023 by ATW SPAC Management LLC.

(9)	The business address for this stockholder is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410. The ownership information is based solely on a Schedule 13G filed with the SEC on February 14, 2023 by Lighthouse Investment Partners, LLC.

(10)	The business address for this stockholder is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830. The ownership information is based solely on a Schedule 13G filed with the SEC on December 9, 2022 by Hudson Bay Capital Management, LP.

(11)	The business address for this stockholder is 405 Lexington Avenue, 58th Floor, New York, New York 10174. The ownership information is based solely on a Schedule 13G filed with the SEC on April 12, 2022 by Saba Capital Management, LP.

(12)	The business address for this stockholder is 140 East 45th Street, 14th Floor, New York, NY 10017. The ownership information is based solely on a Schedule 13G filed with the SEC on February 4, 2022 by Boothbay Fund Management, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Family Relationships

Not applicable.

Policies and Procedures for Transactions with Related Persons

Following the initial business combination, the Company’s Code of Ethics will be amended to require it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 4% beneficial owner of the Company Common Stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position. As a result of the relationship between HWH and the Company, in the event that the initial business combination with HWH is consummated, it will not be possible to avoid such related party conflicts.

The Company’s audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent the Company enters into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to the Company than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. The Company also requires each of its directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

As a result of the relationship between the Company and HWH, the Company obtained a fairness opinion in connection with the board’s approval of the Agreement and plan of Merger with HWH.

Transactions with Related Persons, Promoters, and Certain Control Persons

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of November 30, 2022 and November 30, 2021, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the year ended November 30, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the year ended November 30, 2022, the Company repaid the outstanding balance of $211,153. As of November 30, 2022 and November 30, 2021, $0 and $75,000 was due to the related party, respectively.

General and Administrative Services

The Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months commencing on the date the Units were first listed on the Nasdaq. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended November 30, 2022, the Company recorded a charge of $100,000 to the statement of operations pursuant to the agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2022 and November 30, 2021, there were no amounts outstanding under the Working Capital Loans.

Due from Sponsor

Due from sponsor was $13,000 and $0 at November 30, 2022 and November 30, 2021, respectively, and represents expenses paid by the Company on behalf of the Sponsor.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended November 30, 2022 and November 30, 2021:

	Year Ended November 30, 2022	Year Ended November 30, 2021

Audit Fees	$47,443	$61,500
Audit-Related Fees	$0	$0
Tax Fees	$27,400	$25,000
All Other Fees	$0	$0
Total	$74,843	$86,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended November 30, 2022 and November 30, 2021 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ended November 30, 2022 and November 30, 2021.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of November 30, 2022 and November 30, 2021

Statements of Operations for the twelve months ended November 30, 2022 and from inception to November 30, 2021

Statements of Stockholders’ Equity (Deficit) for the period October 20, 2021 through November 30, 2022

Statements of Cash Flows for the twelve months ended November 30, 2022 and from inception to November 30, 2021

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description
1.1	Underwriting Agreement, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
2.1	Merger Agreement dated September 9, 2022 by and among Alset Capital Acquisition Corp., HWH Merger Sub, Inc. and HWH International Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on September 12, 2022.
3.1	Amended and Restated Certificate of Incorporation dated February 2, 2022, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
3.2	By Laws, incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.2	Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.3	Specimen Warrant Certificate, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.4	Specimen Right Certificate, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.5	Warrant Agreement between Vstock Transfer LLC and the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
4.6	Rights Agreement between Vstock Transfer LLC and the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
4.7*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1	Letter Agreement among the Registrant and our officers, directors and Alset Management Group, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.2	Promissory Note, dated November 8, 2021, issued to Alset Acquisition Sponsor LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
10.3	Investment Management Trust Agreement between Wilmington Trust Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.4	Registration Rights Agreement between the Registrant and certain security holders, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.5	Securities Subscription Agreement, dated November 8, 2021, between the Registrant and Alset Acquisition Sponsor LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
10.6	Placement Unit Purchase Agreement between the Registrant and Alset Acquisition Sponsor, LLC, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.7	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
10.8	Administrative Support Agreement by and between the Registrant and Alset Management Group, Inc., incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
10.9	Sponsor Support Agreement dated as of September 9, 2022, by and among Alset Capital Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 12, 2022.
10.10	Shareholder Support Agreement dated as of September 9, 2022, by and among Alset Capital Acquisition Corp., HWH International Inc. and each of the Persons set forth on Schedule I attached thereto, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 12, 2022.
14	Code of Ethics, incorporated by reference to Exhibit 14 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
21*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alset Capital Acquisition Corp.

Dated: February 24, 2023	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Heng Fai Ambrose Chan	Chief Executive Officer, Director	February 24, 2023
Heng Fai Ambrose Chan	(Principal Executive Officer)

/s/ Rongguo (Ronald) Wei	Chief Financial Officer	February 24, 2023
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wong Shui Yeung (Frankie)	Director	February 24, 2023
Wong Shui Yeung (Frankie)

/s/ William Wu	Director	February 24, 2023
William Wu

/s/ Wong Tat Keung (Aston)	Director	February 24, 2023
Wong Tat Keung (Aston)

