Form 10-Q
period 2023-02-28
Alset Capital Acquisition Corp.
filed 2023-04-14
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of April 14, 2023, there were 9,098,750 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

ALSET CAPITAL ACQUISITION CORP.
Form 10-Q For the Quarter Ended February 28, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALSET CAPITAL ACQUISITION CORP.

BALANCE SHEETS

	February 28, 2023 (unaudited)	November 30, 2022

ASSETS
Current assets:
Cash	$850,175	$1,172,581
Due from Sponsor	-	13,000
Other current assets	70,000	9,043
Total current assets	920,175	1,194,624

Cash and marketable securities held in Trust Account	88,991,765	88,102,610
Total assets	$89,911,940	$89,297,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$430,360	$376,541
Total current liabilities	430,360	376,541

Deferred underwriting compensation	3,018,750	3,018,750
Total liabilities	3,449,110	3,395,291

Commitments and contingencies (Note 6):

Temporary equity:
Class A common stock subject to possible redemption; 8,625,000 shares (at approximately $10.27 and $10.20 per share) as of February 28, 2023 and November 30, 2022	88,593,193	87,934,212

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of February 28, 2023 and November 30, 2022	47	47
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of February 28, 2023 and November 30, 2022	216	216

Additional paid-in capital	—	—
Accumulated deficit	(2,130,626)	(2,032,532)
Total stockholders’ deficit	(2,130,363)	(2,032,269)
Total liabilities and stockholders’ deficit	$89,911,940	$89,297,234

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended February 28, 2023	For the Three Months Ended February 28, 2022
EXPENSES
Administration fee - related party	$30,000	10,000
General and administrative	123,095	35,874
TOTAL EXPENSES	153,095	45,874

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	889,155	364
TOTAL OTHER INCOME	889,155	364

Pre-tax income (loss)	736,060	(45,510)

Income tax expense	(175,173)	-

Net income (loss)	$560,887	(45,510)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	9,098,750	2,395,833
Basic and diluted net income (loss) per share of Class A common stock	$0.05	(0.01)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	1,953,125
Basic and diluted net income (loss) per share of Class B common stock	$0.05	(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2023 AND FOR THE THREE MONTHS ENDED

FEBRUARY 28, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2022	473,750	$47	2,156,250	$216	$—	$(2,032,532)	$(2,032,269)

Remeasurement of Class A common stock to redemption value	—	—	—	—	—	(658,981)	(658,981)

Net income	—	—	—	—	—	560,887	560,887

Balance at February 28, 2023	473,750	$47	2,156,250	$216	$—	$(2,130,626)	$(2,130,363)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2021	—	$—	2,156,250	$216	$24,784	$(5,000)	$20,000

Issuance of Shares at Initial Public Offering	8,625,000	863	—	—	86,249,137	—	86,250,000

Deferred underwriting compensation	—	—	—	—	(3,018,750)	—	(3,018,750)

Sale of Private Placement Units	473,750	47	—	—	4,737,453	—	4,737,500

Underwriter’s fees and other issuance costs	—	—	—	—	(2,200,348)	—	(2,200,348)

Remeasurement of Class A common stock to redemption value	(8,625,000)	(863)	—	—	(87,111,637)	—	(87,112,500)

Class A Common Stock Measurement Adjustment	—	—	—	—	1,319,361	(1,319,361)	—

Net loss	—	—	—	—	—	(45,510)	(45,510)

Balance at February 28, 2022	473,750	$47	2,156,250	$216	$—	$(1,369,871)	$(1,369,608)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended February 28, 2023	For the Three Months Ended February 28, 2022
Cash Flows from Operating Activities:
Net income (loss)	$560,887	$(45,510)
Adjustments to reconcile net loss to net cash provided by operating activities:
Investment income earned on cash and marketable securities held in Trust Account	(889,155)	(364)
Formation and organization costs paid by related parties	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(70,000)	-
Other current assets	9,043	(49,950)
Accounts payable and accrued expenses	53,819	99,814
Net Cash (Provided By) Used in Operating Activities	(335,406)	8,990

Cash Flows from Investing Activities:
Cash deposited into Trust Account	-	(87,112,500)
Net Cash Used in Investing Activities	-	(87,112,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	-	84,525,000
Proceeds from sale of Private Placement Units	-	4,737,500
Proceeds from repayment of Due from Sponsor	13,000	-
Repayment of related party advances	-	(211,153)
Payment of offering costs	-	(289,195)
Net Cash Provided by Financing Activities	13,000	88,762,152

Net change in cash	(322,406)	1,658,642
Cash at beginning of period	1,172,581	50,000
Cash at end of period	$850,175	$1,708,642

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Initial Public Offering	$-	$3,018,750
Class A Common Stock measurement adjustment	$-	$1,319,361
Initial classification of Class A Common Stock subject to redemption	$-	$87,112,500
Remeasurement of Class A Common Stock subject to redemption	$658,981	$-

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

As of February 28, 2023, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through February 28, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of February 28, 2023 and its results of operations and cash flows for the three months ended February 28, 2023. The results of operations for the three months ended February 28, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $850,175 and $1,172,581 as of February 28, 2023 and November 30, 2022, respectively. The Company had no cash equivalents as of February 28, 2023 and November 30, 2022.

Investments held in Trust Account

At February 28, 2023 and November 30, 2022, the Company had approximately $89.0 million and $88.1 million, respectively, in investments in treasury securities held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at February 28, 2023 and November 30, 2022, the Class A common stock subject to possible redemption in the amount of $88,593,193 and $87,934,212, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted earnings per common stock are the same as basic earnings per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended February 28, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$453,432	$107,456
Denominator:
Basic and diluted weighted average shares outstanding	9,098,750	2,156,250

Basic and diluted net income per share of common stock	$0.05	$0.05

	For the Three Months Ended February 28, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$(25,071)	$(20,439)
Denominator:
Basic and diluted weighted average shares outstanding	2,395,833	1,953,125

Basic and diluted net income per share of common stock	$(0.01)	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2023 and November 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 23.8% and 0.0% for the three months ended February 28, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate for the three months ended February 28, 2022, due to changes in the valuation allowance on the deferred tax assets.

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of February 28, 2023 and November 30, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the year ended November 30, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the year ended November 30, 2022, the Company repaid the outstanding balance of $211,153. As of February 28, 2023 and November 30, 2022, $0 and $0 was due to the related party, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended February 28, 2023 and 2022, the Company recorded a charge of $30,000 and $10,000, respectively, to the statement of operations pursuant to the agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of February 28, 2023 and November 30, 2022, there were no amounts outstanding under the Working Capital Loans.

Due from Sponsor

Due from sponsor was $0 and $13,000 at February 28, 2023 and November 30, 2022, respectively and represents expenses paid by the Company on behalf of the Sponsor.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 28, 2023 and November 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of February 28, 2023 and November 30, 2022, there were 473,750 shares of Class A common stock issued and outstanding, respectively, (excluding 8,625,000 shares of the Class A Common Stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of February 28, 2023 and November 30, 2022, there were 2,156,250 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENT

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the three months ended February 28, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As we have filed a registration statement for an initial Business Combination, we have 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering or as extended by our stockholders in accordance with our amended and restated certificate of incorporation) to complete the initial Business Combination (the “Combination Period”). However, if we are unable to complete the initial Business Combination within the Combination Period (and our stockholders have not approved an amendment to our charter extending this time period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Company has filed a definitive proxy statement and will hold a stockholders’ meeting on May 1, 2023 to seek to amend its Certificate of Incorporation to provide for the ability to extend the duration of the Company for up to six months (through six one- month extensions). In connection with such amendment, our stockholders have the right to request redemption.

Liquidity and Capital Resources

As of February 28, 2023, we had $850,175 in cash and a working capital of $489,815.

Our liquidity needs up to February 28, 2023 had been satisfied through funds deposited in our account following Initial Public Offering. After consummation of the Initial Public Offering on February 3, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.65 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of February 28, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of February 28, 2023, we had not commenced any operations. All activity for the period from October 20, 2021 (inception) through February 28, 2023 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended February 28, 2023 and 2022, we had net income of $560,887 and net loss of $45,510, respectively, consisting of interest income partially offset by operating expenses.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended February 28, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described under the heading “Risk Factors” in our most recent Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 24, 2023. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

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

ALSET CAPITAL ACQUISITION CORP.

April 14, 2023	By:	/s/ Heng Fai Ambrose Chan
	Name:	Heng Fai Ambrose Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

April 14, 2023	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

