Form 10-Q
period 2023-05-31
Alset Capital Acquisition Corp.
filed 2023-07-17
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-41254

ALSET CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	87-3296100
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

As of July 17, 2023, there were 2,449,786 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

ALSET CAPITAL ACQUISITION CORP.
Form 10-Q For the Quarter Ended May 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALSET CAPITAL ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

	May 31,	November 30,
	2023	2022
ASSETS
Current assets:
Cash	$1,219,809	$1,172,581
Due from Sponsor	-	13,000
Other current assets	52,500	9,043
Total current assets	1,272,309	1,194,624

Cash and marketable securities held in Trust Account	20,678,405	88,102,610
Total assets	$21,950,714	$89,297,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$324,767	$376,541
Extension Loan – Related Party	67,219	-
Advances from related party	33,475	-
Total current liabilities	425,461	376,541

Deferred underwriting compensation	3,018,750	3,018,750
Total liabilities	3,444,211	3,395,291

Commitments and contingencies (Note 6):

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 and 8,625,000 shares (at approximately $10.16 and $10.20 per share) as of May 31, 2023 and November 30, 2022	20,075,127	87,934,212

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 issued and outstanding (excluding 1,976,036 and 8,625,000 shares subject to possible redemption) as of May 31, 2023 and November 30, 2022	47	47
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of May 31, 2023 and November 30, 2022	216	216

Additional paid-in capital	-	-
Accumulated deficit	(1,568,887)	(2,032,532)
Total stockholders’ deficit	(1,568,624)	(2,032,269)
Total liabilities and stockholders’ deficit	$21,950,714	$89,297,234

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	May 31, 2023	May 31, 2022
EXPENSES
Administration fee - related party	$30,000	$30,000
General and administrative	156,975	48,821
Franchise Tax	50,000	50,000
TOTAL EXPENSES	236,975	128,821

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	786,703	66,849
TOTAL OTHER INCOME	786,703	66,849

Pre-tax income (loss)	549,728	(61,972)

Income tax expense	154,707	-

Net income (loss)	$395,021	$(61,972)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	6,906,784	9,098,750
Basic and diluted net income (loss) per share of Class A common stock	$0.04	$(0.01)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	2,156,250
Basic and diluted net income (loss) per share of Class B common stock	$0.04	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	May 31, 2023	May 31, 2022
EXPENSES
Administration fee - related party	$60,000	$40,000
General and administrative	225,070	66,297
Franchise Tax	105,000	68,398
TOTAL EXPENSES	390,070	174,695

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	1,675,858	67,213
TOTAL OTHER INCOME	1,675,858	67,213

Pre-tax income (loss)	1,285,788	(107,482)

Income tax expense	329,880	-

Net income (loss)	$955,908	$(107,482)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	7,996,712	6,018,393
Basic and diluted net income (loss) per share of Class A common stock	$0.09	$(0.01)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	2,055,804
Basic and diluted net income (loss) per share of Class B common stock	$0.09	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED MAY 31, 2023 AND MAY 31, 2022

(Unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2022	473,750	$47	2,156,250	$216	$-	$(2,032,532)	$(2,032,269)

Remeasurement of Class A common stock to redemption value	-	-	-	-	-	(425,044)	(425,044)

Extension Loan	-	-	-	-	-	(67,219)	(67,219)

Net income	-	-	-	-	-	955,908	955,908

Balance at May 31, 2023	473,750	$47	2,156,250	$216	$-	$(1,568,887)	$(1,568,624)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2021	--	$-	2,156,250	$216	$24,784	$(5,000)	$20,000

Issuance of Shares at Initial Public Offering	8,625,000	863	-	-	86,249,137	-	86,250,000

Deferred underwriting compensation	-	-	-	-	(3,018,750)	-	(3,018,750)

Sale of Private Placement Units	473,750	47	-	-	4,737,453	-	4,737,500

Underwriter’s fees and other issuance costs	-	-	-	-	(2,200,348)	-	(2,200,348)

Remeasurement of Class A common stock to redemption value	(8,625,000)	(863)	-	-	(87,111,637)	-	(87,112,500)

Class A Common Stock Measurement Adjustment	-	-	-	-	1,319,361	(1,319,361)	-

Net loss	-	-	-	-	-	(107,482)	(107,482)

Balance at May 31, 2022	473,750	$47	2,156,250	$216	$-	$(1,431,843)	$(1,431,580)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	May 31, 2023	May 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$955,908	$(107,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Investment income earned on cash and marketable securities held in Trust Account	(1,675,858)	(67,213)
Formation and organization costs paid by related parties	-	5,000
Changes in operating assets and liabilities:
Other current assets	(43,457)	(36,314)
Accounts payable and accrued expenses	(51,774)	126,368
Net Cash Used in Operating Activities	(815,181)	(79,641)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	815,934	-
Cash withdrawn form Trust Account for redemptions	68,351,348	-
Cash deposited into Trust Account	(67,219)	(87,112,500)
Net Cash Provided By (Used in) Investing Activities	69,100,063	(87,112,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	-	84,525,000
Repayment of Class A Common Stock	(68,351,348)	-
Proceeds from sale of Private Placement Units	-	4,737,500
Proceeds from repayment of Due from Sponsor	13,000	-
Proceeds from extension loan	67,219	-
Proceeds from related party advances	33,475	-
Repayment of related party advances	-	(211,153)
Payment of offering costs	-	(289,195)
Net Cash Provided by (Used in) Financing Activities	(68,237,654)	88,762,152

Net change in cash	47,228	1,570,011
Cash at beginning of period	1,172,581	50,000
Cash at end of period	$1,219,809	$1,620,011

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Initial Public Offering	$-	$3,018,750
Class A Common Stock measurement adjustment	$-	$1,319,361
Initial classification of Class A Common Stock subject to redemption	$-	$87,112,500
Remeasurement of Class A Common Stock subject to redemption	$425,044	$-
Extension funds attributable to common stock subject to redemption	$67,219	$-

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

As of May 31, 2023, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through May 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

HWH is wholly–owned by Alset International Limited, a public company listed on the Singapore Exchange Securities Trading Limited. Alset International Limited is majority-owned and controlled by certain officers and directors of the Company and its sponsor. The Company’s sponsor is owned by Alset International Limited and Alset Inc.; Alset Inc. is the majority stockholder of Alset International Limited, and Chan Heng Fai, the Company’s Chairman and Chief Executive Officer is also the majority stockholder, Chairman and Chief Executive Officer of Alset Inc., and the Chairman and Chief Executive Officer of HWH and Alset International Limited. The Merger is expected to be consummated in the second half of 2023, following the receipt of the required approval by the stockholders of the Company and the shareholder of HWH and the satisfaction of certain other customary closing conditions. The Special Meeting of the stockholders of the Company to approve this transaction has been scheduled for July 25, 2023.

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

The Company’s Amended and Restated Certificate of Incorporation of February 2, 2022 provided that if the Company had not completed a Business Combination within 12 months from the closing of Initial Public Offering (or 15 months if we had filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of Initial Public Offering but had not completed the initial Business Combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a Business Combination, at the election of the Company by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $862,500 ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”), which was entered into on January 31, 2022 and on May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation are now amended, in part, so that the Company’s ability to complete a business combination may be extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation.

Additionally, the Sponsor has funded the first 30-day extension payment, which has been received by Wilmington Trust on May 3, 2023.

In connection with the Special Meeting on May 1, 2023, Class A Common Stock stockholders redeemed 6,648,964 shares for approximately $68.4 million held in the Trust Account.

During the six months ended May 31, 2023, the Company withdrew $815,934 from the Trust account. $530,810 of these funds were used to pay income and franchise taxes. $285,124 remain in the Company’s bank account for future taxes and dissolution expenses.

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

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of May 31, 2023 and its results of operations and cash flows for the three and six months ended May 31, 2023. The results of operations for the three and six months ended May 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,219,809 and $1,172,581 as of May 31, 2023 and November 30, 2022, respectively. The Company had no cash equivalents as of May 31, 2023 and November 30, 2022.

Investments held in Trust Account

At May 31, 2023 and November 30, 2022, the Company had approximately $20.7 million and $88.1 million, respectively, in investments in treasury securities held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at May 31, 2023 and November 30, 2022, the Class A common stock subject to possible redemption in the amount of $20,075,127 and $87,934,212, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following tables reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	May 31, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$301,039	$93,982
Denominator:
Basic and diluted weighted average shares outstanding	6,906,784	2,156,250

Basic and diluted net income per share of common stock	$0.04	$0.04

	For the Three Months Ended
	May 31, 2022
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(50,099)	$(20,439)
Denominator:
Basic and diluted weighted average shares outstanding	9,098,750	2,156,250

Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)

	For the Six Months Ended
	May 31, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$752,896	$203,012
Denominator:
Basic and diluted weighted average shares outstanding	7,996,712	2,156,250

Basic and diluted net income per share of common stock	$0.09	$0.09

	For the Six Months Ended
	May 31, 2022
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(80,116)	$(27,366)
Denominator:
Basic and diluted weighted average shares outstanding	6,018,393	2,055,804

Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2023 and November 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 28% and 26% for the three and six months ended May 31, 2023, respectively. The Company’s effective tax rate was 0% and 0% for the three and six months ended May 31, 2022, respectively. The effective tax rate differs from the statutory tax rate for the three and six months ended May 31, 2023, due to changes in the valuation allowance on the deferred tax assets.

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of May 31, 2023 and November 30, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the year ended November 30, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the year ended November 30, 2022, the Company repaid the outstanding balance of $211,153. As of May 31, 2023 and November 30, 2022, $33,475 and $0 was due to the related party, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended May 31, 2023, the Company recorded a charge of $30,000 and $60,000, respectively, to the statement of operations pursuant to the agreement. During the three and six months ended May 31, 2022, the Company recorded a charge of $30,000 and $40,000, respectively, to the statement of operations pursuant to the agreement.

Related Party Loans

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of May 31, 2023 and November 30, 2022, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”), which was entered into on January 31, 2022 and on May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation are now amended, in part, so that the Company’s ability to complete a business combination may be extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has funded the first 30-day extension payment on May 3, 2023. The Sponsor is entitled to the repayment of these extension payments, without interest. If the Company completes its initial Business Combination, it will, at the option of the Sponsor, repay the extension payments out of the proceeds of the Trust Account released to it or issue securities of the Company in lieu of repayment. As of May 31, 2023 and November 30, 2022 there was $67,219 and $0 outstanding under extension loan.

Due from Sponsor

Due from sponsor was $0 and $13,000 at May 31, 2023 and November 30, 2022, respectively and represents expenses paid by the Company on behalf of the Sponsor.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of May 31, 2023 and November 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of May 31, 2023 and November 30, 2022, there were 473,750 shares of Class A common stock issued and outstanding, respectively, (excluding 1,976,036 and 8,625,000, respectively, shares of the Class A Common Stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of May 31, 2023 and November 30, 2022, there were 2,156,250 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENT

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the three and six months ended May 31, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Of the proceeds from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, net of the underwriting commissions, discounts, and offering expenses, $87,112,500 was placed in the Trust Account (“Trust Account”) and $1,874,050 was delivered to the Company to cover operating expenses. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes (less up to $100,000 interest to pay dissolution expenses), the funds held in the Trust Account shall only be released from the Trust Account pursuant to certain conditions.

The Company’s Amended and Restated Certificate of Incorporation of February 2, 2022 provided that funds would not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial Business Combination within 12 months from the consummation of the Initial Public Offering (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a Business Combination, at our election by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $862,500 for each three month extension, into the Trust Account, or as extended by our stockholders in accordance with our Amended and Restated Certificate of Incorporation) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of our public shares if we are unable to complete our initial Business Combination within 12 months from the consummation of the Initial Public Offering (or 15 months if we have filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period, or up to 21 months if we extend the period of time to consummate a Business Combination, at our election by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $862,500 for each three month extension, into the Trust Account, or as extended by our stockholders in accordance with our Amended and Restated Certificate of Incorporation), subject to applicable law.

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

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”), which was entered into on January 31, 2022 and on May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation are now amended, in part, so that the Company’s ability to complete a business combination may be extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation.

Additionally, the Sponsor has funded the first 30-day extension payment, which has been received by Wilmington Trust on May 3, 2023. Subsequent to the period covered by this report, the Sponsor has made additional extension payments. The Sponsor is entitled to the repayment of these extension payments, without interest. If the Company completes its initial Business Combination, it will, at the option of the Sponsor, repay the extension payments out of the proceeds of the Trust Account released to it or issue securities of the Company in lieu of repayment.

In connection with the Special Meeting on May 1, 2023, Class A Common Stock stockholders redeemed 6,648,964 shares for approximately $68.4 million held in the Trust Account.

Public stockholders who hold shares of Alset Class A Common Stock on or before July 21, 2023 (two (2) business days before the Special Meeting scheduled for July 25, 2023) will be eligible to elect to have their shares of Alset Capital Class A Common Stock redeemed for cash in connection with the Special Meeting.

Liquidity and Capital Resources

As of May 31, 2023, we had $1,219,809 in cash and a working capital of $846,848.

Our liquidity needs up to May 31, 2023 had been satisfied through funds deposited in our account following Initial Public Offering. After consummation of the Initial Public Offering on February 3, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.65 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of May 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of May 31, 2023, we had not commenced any operations. All activity for the period from October 20, 2021 (inception) through May 31, 2023 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended May 31, 2023 and 2022, we had net income of $395,021 and net loss of $61,972, respectively. Net income for the three months ended May 31, 2023, included net investment income of $786,703, partially offset by operating expenses of $236,974 and tax expense of $154,707.

For the six months ended May 31, 2023 and 2022, we had net income of $955,908 and net loss of $107,482, respectively. Net income for the six months ended May 31, 2023, included net investment income of $1,675,858, partially offset by operating expenses of $390,070 and tax expense of $329,880.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended May 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description

3.1	Amendment to the Amended and Restated Certificate of Incorporation of Alset Capital Acquisition Corp., dated May 2, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2023.

10.1	Amendment to the Investment Management Trust Agreement with Wilmington Trust, dated May 1, 2023, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2023.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET CAPITAL ACQUISITION CORP.

July 17, 2023	By:	/s/ Heng Fai Ambrose Chan
	Name:	Heng Fai Ambrose Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

July 17, 2023	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

