Form 10-Q
period 2023-08-31
Alset Capital Acquisition Corp.
filed 2023-10-16
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

As of October 16, 2023, there were 2,449,786 shares of the Class A Common Stock, par value $0.0001 per share, and 2,156,250 shares of the Class B Common Stock, par value $0.0001 per share, of the Company issued and outstanding.

ALSET CAPITAL ACQUISITION CORP.
Form 10-Q For the Quarter Ended August 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALSET CAPITAL ACQUISITION CORP.

BALANCE SHEETS

(Unaudited)

	August 31,	November 30,
	2023	2022
ASSETS
Current assets:
Cash	$812,293	$1,172,581
Due from Sponsor	3,863	13,000
Other current assets	285,000	9,043
Total current assets	1,101,156	1,194,624

Cash and marketable securities held in Trust Account	20,977,754	88,102,610
Total assets	$22,078,910	$89,297,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$524,377	$376,541
Extension Loan – Related Party	205,305	-
Total current liabilities	729,682	376,541

Deferred underwriting compensation	3,018,750	3,018,750
Total liabilities	3,748,432	3,395,291

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 and 8,625,000 shares (at approximately $10.32 and $10.20 per share) as of August 31, 2023 and November 30, 2022	20,382,965	87,934,212

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 issued and outstanding (excluding 1,976,036 and 8,625,000 shares subject to possible redemption as of August 31, 2023 and November 30, 2022, respectively)	47	47
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of August 31, 2023 and November 30, 2022	216	216

Additional paid-in capital	-	-
Accumulated deficit	(2,052,750)	(2,032,532)
Total stockholders’ deficit	(2,052,487)	(2,032,269)
Total liabilities and stockholders’ deficit	$22,078,910	$89,297,234

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2023	August 31, 2022
EXPENSES
Administration fee - related party	$30,000	$30,000
General and administrative	315,777	87,454
Franchise Tax	50,000	50,000
TOTAL EXPENSES	395,777	167,454

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	264,876	289,586
TOTAL OTHER INCOME	264,876	289,586

Pre-tax income (loss)	(130,901)	122,132

Income tax expense	45,124	-

Net income (loss)	$(176,025)	$122,132

Weighted average number of shares of Class A common stock outstanding, basic and diluted	2,449,786	9,098,750
Basic and diluted net income (loss) per share of Class A common stock	$(0.04)	$0.01

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	2,156,250
Basic and diluted net income (loss) per share of Class B common stock	$(0.04)	$0.01

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	August 31, 2023	August 31, 2022
EXPENSES
Administration fee - related party	$90,000	$70,000
General and administrative	540,847	153,751
Franchise Tax	155,000	118,398
TOTAL EXPENSES	785,847	342,149

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	1,940,734	356,799
TOTAL OTHER INCOME	1,940,734	356,799

Pre-tax income	1,154,887	14,650

Income tax expense	375,004	-

Net income	$779,883	$14,650

Weighted average number of shares of Class A common stock outstanding, basic and diluted	6,138,262	6,940,287
Basic and diluted net income (loss) per share of Class A common stock	$0.09	$(0.00)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	2,156,250

Basic and diluted net income (loss) per share of Class B common stock	$0.09	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED AUGUST 31, 2023 AND AUGUST 31, 2022

(Unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2022	473,750	$47	2,156,250	$216	$-	$(2,032,532)	$(2,032,269)

Remeasurement of Class A common stock to redemption value	-	-	-	-	-	(594,796)	(594,796)

Extension Loan	-	-	-	-	-	(205,305)	(205,305)

Net income	-	-	-	-	-	779,883	779,883

Balance at August 31, 2023	473,750	$47	2,156,250	$216	$-	$(2,052,750)	$(2,052,487)

	Class A		Class B		Additional
	Common Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2021	—	$-	2,156,250	$216	$24,784	$(5,000)	$20,000

Issuance of Shares at Initial Public Offering	8,625,000	863	-	-	86,249,137	-	86,250,000

Deferred underwriting compensation	-	-	-	-	(3,018,750)	-	(3,018,750)

Sale of Private Placement Units	473,750	47	-	-	4,737,453	-	4,737,500

Underwriter’s fees and other issuance costs	-	-	-	-	(2,200,348)	-	(2,200,348)

Remeasurement of Class A common stock to redemption value	(8,625,000)	(863)	-	-	(87,111,637)	-	(87,112,500)

Class A Common Stock Measurement Adjustment	-	-	-	-	(1,319,361)	(1,476,160)	(156,799)

Net income	-	-	-	-	-	14,650	14,650

Balance at August 31, 2022	473,750	$47	2,156,250	$216	$-	$(1,466,510)	$(1,466,247)

The accompanying notes are an integral part of these unaudited financial statements.

ALSET CAPITAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	August 31, 2023	August 31, 2022
Cash Flows from Operating Activities:
Net income	$779,883	$14,650
Adjustments to reconcile net loss to net cash provided by operating activities:
Investment income earned on cash and marketable securities held in Trust Account	(1,940,734)	(356,799)
Formation and organization costs paid by related parties	-	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(285,000)	(50,000)
Other current assets	9,043	(36,314)
Accounts payable and accrued expenses	147,836	237,618
Net Cash Used in Operating Activities	(1,288,972)	(185,845)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for taxes	919,547	-
Due from Sponsor	-	(6,500)
Cash withdrawn from Trust Account for redemptions	68,351,348	-
Cash deposited into Trust Account	(205,305)	(87,112,500)
Net Cash Provided By (Used in) Investing Activities	69,065,590	(87,119,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	-	84,525,000
Repayment of Class A Common Stock	(68,351,348)	-
Proceeds from sale of Private Placement Units	-	4,737,500
Due from Sponsor	9,137	-
Proceeds from extension loan	205,305	-
Proceeds from related party advances	33,475	-
Repayment of related party advances	(33,475)	(211,153)
Payment of offering costs	-	(289,195)
Net Cash Provided by (Used in) Financing Activities	(68,136,906)	88,762,152

Net change in cash	(360,288)	1,457,307
Cash at beginning of period	1,172,581	50,000
Cash at end of period	$812,293	$1,507,307

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Initial Public Offering	$-	$3,018,750
Initial classification of Class A Common Stock subject to redemption	$-	$87,112,500
Remeasurement of Class A Common Stock subject to redemption	$594,796	$1,319,361
Extension funds attributable to common stock subject to redemption	$205,305	$-

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

As of August 31, 2023, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through August 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end.

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

HWH is wholly–owned by Alset International Limited, a public company listed on the Singapore Exchange Securities Trading Limited. Alset International Limited is majority-owned and controlled by certain officers and directors of the Company and its sponsor. The Company’s sponsor is owned by Alset International Limited and Alset Inc.; Alset Inc. is the majority stockholder of Alset International Limited, and Chan Heng Fai, the Company’s Chairman and Chief Executive Officer is also the majority stockholder, Chairman and Chief Executive Officer of Alset Inc., and the Chairman and Chief Executive Officer of HWH and Alset International Limited. The Merger is expected to be consummated in the fourth quarter of 2023, following the receipt of the required approval by the shareholder of HWH and the satisfaction of certain other customary closing conditions. This transaction was approved by the stockholders of the Company at the Special Meeting of stockholders held on August 1, 2023.

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

During the nine months ended August 31, 2023, the Company withdrew $919,547 from the Trust account. $616,490 of these funds were used to pay income and franchise taxes. $303,057 remain in the Company’s bank account for future taxes and dissolution expenses.

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

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of August 31, 2023 and its results of operations and cash flows for the three and nine months ended August 31, 2023. The results of operations for the three and nine months ended August 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $812,293 and $1,172,581 as of August 31, 2023 and November 30, 2022, respectively. The Company had no cash equivalents as of August 31, 2023 and November 30, 2022.

Investments held in Trust Account

At August 31, 2023 and November 30, 2022, the Company had approximately $21.0 million and $88.1 million, respectively, in investments in treasury securities held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at August 31, 2023 and November 30, 2022, the Class A common stock subject to possible redemption in the amount of $20,382,965 and $87,934,212, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following tables reflects the calculation of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	August 31, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$(93,621)	$(82,404)
Denominator:
Basic and diluted weighted average shares outstanding	2,449,786	2,156,250

Basic and diluted net income per share of common stock	$(0.04)	$(0.04)

	For the Three Months Ended
	August 31, 2022
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$112,132	$23,398
Denominator:
Basic and diluted weighted average shares outstanding	9,098,750	2,156,250

Basic and diluted net loss per share of common stock	$0.01	$0.01

	For the Nine Months Ended
	August 31, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$577,144	$202,739
Denominator:
Basic and diluted weighted average shares outstanding	6,138,262	2,156,250

Basic and diluted net income per share of common stock	$0.09	$0.09

	For the Nine Months Ended
	August 31, 2022
	Class A	Class B
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$14,650	$3,473
Denominator:
Basic and diluted weighted average shares outstanding	6,940,287	2,156,250

Basic and diluted net loss per share of common stock	$(0.00)	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2023 and November 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s effective tax rate was 34% and (32)% for the three and nine months ended August 31, 2023, respectively. The Company’s effective tax rate was 0% and 0% for the three and nine months ended August 31, 2022, respectively. The effective tax rate differs from the statutory tax rate for the three and nine months ended August 31, 2023, due to changes in the valuation allowance on the deferred tax assets.

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of August 31, 2023 and November 30, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the year ended November 30, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the year ended November 30, 2022, the Company repaid the outstanding balance of $211,153. As of August 31, 2023 and November 30, 2022, $0 and $0 was due to the related party, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended August 31, 2023, the Company recorded a charge of $30,000 and $90,000, respectively, to the statement of operations pursuant to the agreement. During the three and nine months ended August 31, 2022, the Company recorded a charge of $30,000 and $70,000, respectively, to the statement of operations pursuant to the agreement.

Related Party Loans

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of August 31, 2023 and November 30, 2022, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”), which was entered into on January 31, 2022 and on May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation are now amended, in part, so that the Company’s ability to complete a business combination may be extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has funded the first 30-day extension payment on May 3, 2023. The Sponsor has also made subsequent extension payments on June 5th and July 6th of $68,928 and $69,158, respectively. The Sponsor is entitled to the repayment of these extension payments, without interest. If the Company completes its initial Business Combination, it will, at the option of the Sponsor, repay the extension payments out of the proceeds of the Trust Account released to it or issue securities of the Company in lieu of repayment. As of August 31, 2023 and November 30, 2022 there was $205,305 and $0 outstanding under the extension loan.

Due from Sponsor

Due from sponsor was $3,863 and $13,000 at August 31, 2023 and November 30, 2022, respectively and represents expenses paid by the Company on behalf of the Sponsor.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of August 31, 2023 and November 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of August 31, 2023 and November 30, 2022, there were 473,750 shares of Class A common stock issued and outstanding, respectively, (excluding 1,976,036 and 8,625,000, respectively, shares of the Class A Common Stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of August 31, 2023 and November 30, 2022, there were 2,156,250 shares of Class B common stock issued and outstanding.

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

NOTE 8 — SUBSEQUENT EVENT

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the three and nine months ended August 31, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Additionally, the Sponsor has funded the first 30-day extension payment on May 3, 2023. The Sponsor has also made subsequent extension payments on June 5th and July 6th of $68,928 and $69,158, respectively. The Sponsor is entitled to the repayment of these extension payments, without interest. If the Company completes its initial Business Combination, it will, at the option of the Sponsor, repay the extension payments out of the proceeds of the Trust Account released to it or issue securities of the Company in lieu of repayment.

In connection with the Special Meeting on May 1, 2023, Class A Common Stock stockholders redeemed 6,648,964 shares for approximately $68.4 million held in the Trust Account.

As of August 31, 2023, public stockholders who hold shares of Alset Class A Common Stock remain eligible to elect to have their shares of Alset Capital Class A Common Stock redeemed for cash in connection with the Special Meeting held on August 1, 2023.

Liquidity and Capital Resources

As of August 31, 2023, we had $812,293 in cash and a working capital of $371,474.

Our liquidity needs up to August 31, 2023 had been satisfied through funds deposited in our account following Initial Public Offering. After consummation of the Initial Public Offering on February 3, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.65 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of August 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of August 31, 2023, we had not commenced any operations. All activity for the period from October 20, 2021 (inception) through August 31, 2023 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2023 and 2022, we had net loss of $176,025 and net income of $122,132, respectively. Net income for the three months ended August 31, 2023, included net investment income of $264,876, partially offset by operating expenses of $395,777 and tax expense of $45,124.

For the nine months ended August 31, 2023 and 2022, we had net income of $779,883 and net income of $14,650, respectively. Net income for the nine months ended August 31, 2023, included net investment income of $1,940,734, partially offset by operating expenses of $785,847 and tax expense of $375,004.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended August 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALSET CAPITAL ACQUISITION CORP.

October 16, 2023	By:	/s/ Heng Fai Ambrose Chan
	Name:	Heng Fai Ambrose Chan
	Title:	Chief Executive Officer
(Principal Executive Officer)

October 16, 2023	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

