Form 10-K
period 2023-11-30
HWH International Inc.
filed 2024-02-28
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41254

HWH INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3296100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4800 Montgomery Lane, Suite 210 Bethesda, MD 20814	301-971-3955
(Address of Principal Executive Offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	HWH	The Nasdaq Global Market

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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of May 31, 2023 based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on such date, was $89,700,000.

As of February 28, 2024, there were 16,223,301 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HWH International Inc.

Form 10-K

For the Year Ended November 30, 2023

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us,” and “our” refer to HWH International Inc., and “our board of directors” refers to the board of directors of HWH International Inc.

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

PART I

Item 1. Business.

General

HWH International Inc. (the “Company”) was incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company consummated the Business Combination on January 9, 2024 and changed its name from “Alset Capital Acquisition Corp.” to “HWH International Inc.” The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of November 30, 2023, the Company had not commenced any operations. All activity for the period from October 20, 2021 (inception) through November 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company did not generate any operating revenues prior to the completion of its initial Business Combination. The Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company initially selected November 30 as its fiscal year end, although subsequent to the period covered by this report, the Company changed its fiscal year end to December 31st.

On September 9, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HWH International Inc., a Nevada corporation (the “Target”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”). The Company and Merger Sub are sometimes referred to collectively as the “ACAX Parties.” Pursuant to the Merger Agreement, a business combination between the Company and the Target was effected through the merger of Merger Sub with and into HWH Nevada, with the Target surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company changed its name to “HWH International Inc.” The board of directors of the Company (i) approved and declared advisable the Merger Agreement, the Ancillary Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

The Target was owned and controlled by certain member officers and directors of the Company and its sponsor. The Merger was consummated following the receipt of the required approval by the stockholders of the Company and the shareholders of the Target and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at Closing (the “Merger Consideration”) by the Company to the Target’s shareholders was $125,000,000, and was payable in shares of the common stock, par value $0.0001 per share, of the Company (“Company Common Stock”). The number of shares of the Company Common Stock paid to the shareholders of the Target as Merger Consideration was 12,500,000, with each share being valued at $10.00.

The registration statement for the Company’s Initial Public Offering was declared effective on January 31, 2022. On February 3, 2022, the Company consummated the Initial Public Offering of 8,625,000 units (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $86,250,000, which includes the full exercise of the underwriters’ option to purchase an additional 1,125,000 Units generating additional gross proceeds to the Company of $11,250,000, which is described in Note 3 of the Notes to the audited Consolidated Financial Statements for Fiscal Year ended November 30, 2023.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 473,750 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placement to Alset Acquisition Sponsor, LLC (the “Sponsor”) generating gross proceeds to the Company in the amount of $4,737,500.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds were intended to be applied toward consummating a Business Combination. The Company was required to complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company would only complete a Business Combination if the post-transaction company would own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds from the Private Placement Units, would be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company provided the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company would seek stockholder approval of a Business Combination or conduct a tender offer was be made by the Company. The Public Stockholders were entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There were no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

All of the Public Shares contained a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there was a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock was subject to ASC 480-10-S99. If it was probable that the equity instrument would become redeemable, we had the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occurred and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement was treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Public Shares were redeemable and were classified as such on the balance sheet until such date that a redemption event was to take place. Redemptions of the Company’s Public Shares may have been subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

The Company did not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. The Company proceeded with a Business Combination since a majority of the outstanding shares voted were voted in favor of the Business Combination. Because stockholder approval of the transaction was required by applicable law or stock exchange listing requirements, the Company offered to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. When the Company sought stockholder approval in connection with the Business Combination, the Sponsor agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder has the opportunity to elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company sought stockholder approval of a Business Combination and it did not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provided that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), would be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provided the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company had not completed a Business Combination within 12 months from the closing of the Initial Public Offering (or 15 months if we had filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of Initial Public Offering but had not completed the initial Business Combination within such 12-month period, or up to 21 months if we extended the period of time to consummate a Business Combination, at the election of the Company by two separate three month extensions, subject to satisfaction of certain conditions, including the deposit of up to $862,500 ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation), the Company would have (i) ceased all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeemed the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption would completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolved and liquidated, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There would have been no redemption rights or liquidating distributions with respect to the Company’s warrants, which would have expired worthless if the Company had failed to complete a Business Combination within the Combination Period.

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

On January 9, 2024, the Company consummated the business combination (the “Closing”) contemplated by the previously announced Agreement and Plan of Merger, dated as of September 9, 2022 (the “Merger Agreement”). The Company’s common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “HWH” on January 9, 2024, and the Company’s warrants are expected to commence trading under the symbol “HWHW” at a later date.

The Company has incurred continuing losses from its operations and has a working capital deficit of $134,421 as of November 30, 2023. The Company has no operating income and incurs continuing operating expenses. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results.

These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New Business Overview

Since the Closing on January 9, 2024, we now own the Target company acquired pursuant to the Merger Agreement (references to “we”, “us” and “our” herein include our newly acquired business). Our newly acquired business started in Korea with a single-level membership marketing model with limited products for sale. We registered the business on April 1, 2019, and we started selling memberships on July 1, 2019. While we had been profitable and growing, the COVID-19 Pandemic had a material adverse effect on such growth and profits. Due to the decline in membership and revenue starting in 2020, we reorganized our internal staff by adding a broader team in each of the United States, Hong Kong and Singapore with direct selling and business development experience to head up and expand our operations across various geographies and revised our business plan to a multi-level membership tier model in 2022, with more products and services to be made available to our members. We created a new corporate structure, with subsidiaries in the U.S., Hong Kong and Singapore, that would allow for quick geographical expansion and turned our focus to the Hapi Café development. We currently have 9,811 members, all in a single initial tier of membership. These current members have paid for their yearly membership to have founder member status. This is a privileged class that will be able to enjoy continuous membership benefits in time to come given that they have trusted the company and joined at an early stage. Such benefits include the ability to purchase new memberships, in the model described below, at a discount to be determined by HWH. They will also continue to be able to earn affiliate commissions as they sell our products in the marketplace and enjoy discounted rates when visiting Hapi Cafés until further notice. The total number of founding members was capped at 10,000. The Company is in the midst of implementing the new membership model described below (the “New Model”), that operates on a yearly subscription basis. We intend to resume membership sales, albeit under the New Model, in approximately 2nd quarter of 2024.

HWH Members get exclusive discounts on HWH Marketplace products, priority invites to product launch events and other parties, and can earn passive income when a member’s referral signs up for membership or makes an initial purchase through the HWH Marketplace products through them.

Our segments include:

HWH Marketplace, which offers certain products manufactured by our affiliate companies, at a discounted price to our members. It is substantially in the development stage, as we have been in discussions regarding the import and export of these products internationally. The various aspects of the HWH Marketplace will be launched in phases across the various regions, each with their own timeline, depending on the completion of the establishment of the logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) This will be an on-going process as we expand our product and service offering range. There are, however, certain limited products currently for sale at our Hapi Cafés, including spaghetti, a gig-economy business book and certain skincare products.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer members the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes expose our members to and educate them about the products and services of our affiliates, providing us with the chance to significantly increase our membership base as well as increase the amounts spent by our members on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, and plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our memberships as we grow the number of Hapi Cafés around the world. Currently, Hapi Cafe branded outlets span across Asia, including Singapore, Republic of China (Taiwan), Hong Kong, the People’s Republic of China, and South Korea, Hapi Cafe is positioned to be an integral part of HWH’s business model. As at the date of this filing, the Company is in the midst of closing the acquisition of 2nd Hapi Café outlet in Seoul, the Republic of Korea.

Hapi Travel is in the planning stage as we are working with our affiliates to determine the market-by-market services. Through Hapi Travel, we plan to offer exclusive access to unpublished rates and discounts on air travel, cruises, car rentals, hotels, and resorts for members. Hapi Travel offers vacation packages, hotels, cruises, and other travel products exclusively for HWH members.

Hapi Wealth Builder is also in the planning stage as we are exploring the options of providing services to our members through financial educational materials aimed at various types of investing opportunities. We have been establishing Hapi Cafés as venues and destinations that help build the credibility and reputation of the Company and its Hapi Wealth Builder business, which we intend to launch in 2024.

Market Opportunity

Following the COVID-19 Pandemic, we believe people are looking for in-person community. By offering a social and business centric atmosphere at our Hapi Cafés, we plan to leverage this deeply-rooted desire and build a membership organization, increase their familiarity with and educate them about the products and services of our affiliates and how those products and services can help them in their own individual pursuits of health, wealth and happiness.

Growth Strategy

Our strategy is to continuously grow our membership base, while displaying to our members the added benefits of the higher tiers of membership. We will look to accomplish this by providing a comfortable in person setting of a Hapi Café for our customers in many more locations. We also plan to continually expand our product offerings and the services our affiliate companies can provide in the belief that this can serve to grow our membership base and have our members increasingly opt to avail themselves of membership options that offer them larger discounts and other benefits on the products and services of our affiliates

Our Organizational Chart:

HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.) (DE) NASDAQ listed
100%
HWH International Inc (NV)
100%
Health Wealth Happiness Pte. Ltd. (SG)
100%
Hapi Travel Pte. Ltd. (SG)
100%
Hapi WealthBuilder Pte. Ltd. (SG)
100%
HWH Marketplace Pte. Ltd. (SG)
100%
HWH World Inc. (KR)
100%
HWH World Limited (HK)
100%
HWH World Pte. Ltd. (SG)
100%
HWH World Inc. (NV)
100%
Hapi Cafe Inc. (TX)
100%
HWH KOR Inc. (DE)
100%
Hapi Cafe Korea Inc. (KR)
100%
Hapi Cafe SG Pte. Ltd. (SG)
28%
Ketomei Pte. Ltd. (SG)
100%
Alset F&B Holdings Pte. Ltd. (SG)
100%
Hapi Cafe Sdn. Bhd. (MY)
50%
Ketomei Sdn Bhd (MY)
90%
Alset F&B One Pte. Ltd. (SG)
100%
Alset F&B (PLQ) Pte. Ltd. (SG)

Employees

At the present time, the Company has 19 employees. The Company had an agreement with Alset Management Group, Inc., pursuant to which, for a fee, Alset Management Group, Inc. provided the Company with secretarial and administrative services. This agreement expired at the time of closing of Business Combination.

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

The Company maintains a website at https://www.hwhintl.com where you may also access these materials free of charge. We have included our website address as an inactive textual reference only and the information contained in, and that can be accessed through, our website is not incorporated into and is not part of this report on Form 10-K.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Properties

Our executive offices are located at 4800 Montgomery Lane, Suite 210, Bethesda, MD 20814, and our telephone number is (301) 971-3955. The cost for our use of this space was included in the $10,000 per month fee we paid to Alset Management Group Inc. for office space, administrative and shared personnel support services. Upon completion of the Initial Business Combination, the Company ceased paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

From February 1, 2022 until the completion of the business combination, the principal market on which our unit was traded is the Nasdaq Capital Market. Our common share, warrant and right traded on the Nasdaq from March 24, 2022 until the completion of the business combination. The Company’s unit was trading under the symbol “ACAXU,” common stock was traded under symbol “ACAX,” our warrant was traded under the symbol “ACAXW,” and the right was traded under the symbol “ACAXR.” Subsequent to the completion of the business combination, our common stock has traded on the Nasdaq under the symbol “HWH”.

Prior to our listing on the Nasdaq Capital Market there was no public trading market for our securities.

Holders

As of February 28, 2024, the Company had five stockholders of record.

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

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement (the “Satisfaction Agreement”) in connection with the Underwriting Agreement, dated January 31, 2022 (the “Underwriting Agreement”), with EF Hutton, LLC (“EF Hutton”), in which pursuant to that certain Underwriting Agreement the Company was due to pay $3,018,750 to EF Hutton as deferred underwriting commission (the “Deferred Underwriting Commission”) upon the closing of the business combination. In lieu of the Company tendering the full amount of Deferred Underwriting Commission, the Company and EF Hutton entered into the Satisfaction Agreement, pursuant to which EF Hutton will accept a combination of $325,000 in cash (the “Cash Payment”) upon the closing of the business combination, 149,443 shares of the Company’s common stock (the “Shares”) and a $1,184,375 promissory note (the “Promissory Note”) as full satisfaction of the Deferred Underwriting Commission. Satisfaction and discharge of the Deferred Underwriting Commission is dependent on the Company’s delivery of the Cash Payment, the Shares and the Promissory Note under the terms of the Satisfaction Agreement. Additionally, the Company has granted EF Hutton an irrevocable right of first refusal (the “ROFR”) to act as the sole investment banker, sole book-runner, and/or sole placement agent, at EF Hutton’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financing for a period commencing on the date of the satisfaction and ending twenty-four (24) months after the closing of the business combination.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2023 and 2022.

Item 6. [RESERVED]

Not required for smaller reporting companies.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were formed as a blank check company, incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company consummated the Business Combination on January 9, 2024 and changed its name from “Alset Capital Acquisition Corp.” to “HWH International Inc.” The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of November 30, 2023, the Company had not commenced any operations. All activity for the period from October 20, 2021 (inception) through November 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company did not generate any operating revenues prior to the completion of its initial Business Combination. The Company generated non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company initially selected November 30 as its fiscal year end, although subsequent to the period covered by this report, the Company changed its fiscal year end to December 31st.

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

As we have filed a registration statement for an initial Business Combination, we had 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering or as extended by our stockholders in accordance with our amended and restated certificate of incorporation) to complete the initial Business Combination (the “Combination Period”). However, if were are unable to complete the initial Business Combination within the Combination Period (and our stockholders have not approved an amendment to our charter extending this time period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Additionally, the Sponsor has funded the first 30-day extension payment on May 3, 2023 and made subsequent extension payments on June 5th and July 6th totaling $205,305 payments during the year ended on November 30, 2023. The Sponsor is entitled to the repayment of these extension payments, without interest. If the Company completes its initial Business Combination, it will, at the option of the Sponsor, repay the extension payments out of the proceeds of the Trust Account released to it or issue securities of the Company in lieu of repayment.

In connection with the Special Meeting on May 1, 2023, Class A Common Stock stockholders redeemed 6,648,964 shares for approximately $68.4 million held in the Trust Account.

On November 2, 2023, as approved by the stockholders of the Company at the special meeting of stockholders held on November 2, 2023, the Company and Wilmington Trust, National Association (the “Trustee”) entered into Amendment No. 2 to Investment Management Trust Agreement dated as of January 31, 2022, as amended by Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023, (collectively the “Trust Agreement”). The Trust Agreement, as amended, reflects the extension of the date before which the Company must complete a business combination from November 3, 2023, to February 3, 2024, and extends the date on which the Trustee must liquidate the Trust Account if the Company has not completed its initial business combination.

On November 2, 2023, as approved by the Company’s stockholders at a special meeting of stockholders, the Company amended the text of Paragraph (c) of Section 9.1 of the Company’s Certificate of Incorporation to extend the date by which the Company has to consummate a business combination, such extension being for an additional three (3) month period from November 3, 2023, to February 3, 2024.

As of November 30, 2023 public stockholders who hold shares of Alset Class A Common Stock remain eligible to elect to have their shares of Alset Capital Class A Common Stock redeemed for cash in connection with the Special Meeting held on August 1, 2023.

Subsequent Events

On September 9, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HWH International Inc., a Nevada corporation (the “Target”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”). The Company and Merger Sub are sometimes referred to collectively as the “ACAX Parties.” Pursuant to the Merger Agreement, a business combination between the Company and the Target was effected through the merger of Merger Sub with and into HWH Nevada, with the Target surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company changed its name to “HWH International Inc.” The board of directors of the Company (i) approved and declared advisable the Merger Agreement, the Ancillary Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

The Target was owned and controlled by certain member officers and directors of the Company and its sponsor. The Merger was consummated following the receipt of the required approval by the stockholders of the Company and the shareholders of the Target and the satisfaction of certain other customary closing conditions.

The total consideration to be paid at Closing (the “Merger Consideration”) by the Company to the Target’s shareholders was $125,000,000, and was payable in shares of the common stock, par value $0.0001 per share, of the Company (“Company Common Stock”). The number of shares of the Company Common Stock paid to the shareholders of the Target as Merger Consideration was 12,500,000, with each share being valued at $10.00.

Since the Closing on January 9, 2024, we now own the Target company acquired pursuant to the Merger Agreement. A description of our new business model is set forth under New Business Overview, above.

Liquidity and Capital Resources

As of November 30, 2023, we had $585,654 in cash and a working capital deficit of $134,421.

Our liquidity needs up to November 30, 2023 had been satisfied through funds deposited in our account following Initial Public Offering. After consummation of the Initial Public Offering on February 3, 2022, we had approximately $1.9 million in our operating bank account and working capital of approximately $1.65 million. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of November 30, 2023, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

As of November 30, 2023, we had not commenced any operations. All activity for the period from October 20, 2021 (inception) through November 30, 2023 relates to our formation and the Initial Public Offering. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended November 30, 2023 and 2022, we had net income of $548,873 and $113,541, respectively.

Contractual Obligations

As of November 30, 2023, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support services commencing on the date that our securities were first listed on the NASDAQ Capital Market. Upon completion of the initial Business Combination or our liquidation, we ceased paying these monthly fees.

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

Critical Accounting Policies

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Off-Balance Sheet Arrangements

As of November 30, 2023, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, us, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

HWH International Inc.

(Formerly known as Alset Capital Acquisition Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

HWH International Inc. (formerly known as Alset Capital Acquisition Corp.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) and its subsidiary (collectively, (the “Company”)) as of November 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of their operations and their cash flows for the years ended November 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has no operating income, working capital deficit and negative cash flow from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

February 28, 2024

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)
CONSOLIDATED BALANCE SHEETS

	November 30, 2023	November 30, 2022
ASSETS
Current assets:
Cash	$585,654	$1,172,581
Due from Sponsor	-	13,000
Other current assets	117,500	9,043
Total current assets	703,154	1,194,624

Cash and marketable securities held in Trust Account	21,252,639	88,102,610
Total assets	$21,955,793	$89,297,234

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$632,270	$376,541
Extension Loan – Related Party	205,305	-
Total current liabilities	837,575	376,541

Deferred underwriting compensation	3,018,750	3,018,750
Total liabilities	3,856,325	3,395,291

Commitments and contingencies (Note 6):	-	-

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 and 8,625,000 shares (at approximately $10.35 and $10.20 per share) as of November 30, 2023 and November 30, 2022, respectively	20,457,011	87,934,212

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 issued and outstanding (excluding 1,976,036 and 8,625,000 shares subject to possible redemption) as of November 30, 2023 and November 30, 2022, respectively	47	47
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of November 30, 2023 and November 30, 2022, respectively	216	216

Additional paid-in capital	-	-
Accumulated deficit	(2,357,806)	(2,032,532)
Total stockholders’ deficit	(2,357,543)	(2,032,269)
Total liabilities and stockholders’ deficit	$21,955,793	$89,297,234

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	November 30, 2023	November 30, 2022
EXPENSES
Administration fee - related party	$120,000	$100,000
General and administrative	1,124,516	589,646
TOTAL EXPENSES	1,244,516	689,646

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	2,215,619	990,110
TOTAL OTHER INCOME	2,215,619	990,110

Pre-tax income	971,103	300,464

Income tax expense	(422,230)	(186,923)

Net income	$548,873	$113,541

Weighted average number of shares of Class A common stock outstanding, basic and diluted	5,218,670	7,478,425
Basic and diluted net income per share of Class A common stock	$0.07	$0.01

Weighted average number of shares of Class B common stock outstanding, basic and diluted	2,156,250	2,156,250
Basic and diluted net income per share of Class B common stock	$0.07	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at November 30, 2021	-	$-	2,156,250	$216	$24,784	$(5,000)	$20,000

Issuance of Shares at Initial Public Offering	8,625,000	863	-	-	86,249,137	-	86,250,000

Deferred underwriting compensation	-	-	-	-	(3,018,750)	-	(3,018,750)

Sale of Private Placement Units	473,750	47	-	-	4,737,453	-	4,737,500

Underwriter’s fees and other issuance costs	-	-	-	-	(2,200,348)	-	(2,200,348)

Remeasurement of Class A common stock to redemption value	(8,625,000)	(863)	-	-	(87,111,637)	-	(87,112,500)

Class A Common Stock Measurement Adjustment	-	-	-	-	1,319,361	(1,319,361)	-

Remeasurement of Class A common stock subject to possible redemption to redemption amount	-	-	-	-	-	(821,712)	(821,712)

Net income	-	-	-	-	-	113,541	113,541

Balance at November 30, 2022	473,750	$47	2,156,250	$216	$-	$(2,032,532)	$(2,032,269)

Remeasurement of Class A common stock subject to possible redemption to redemption amount	-	-	-	-	-	(668,842)	(668,842)

Additional amount deposited into trust for loan extension	-	-	-	-	-	(205,305)	(205,305)

Net income	-	-	-	-	-	548,873	548,873

Balance at November 30, 2023	473,750	$47	2,156,250	$216	$-	$(2,357,806)	$(2,357,543)

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	November 30, 2023	November 30, 2022
Cash Flows from Operating Activities:
Net income	$548,873	$113,541
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on cash and marketable securities held in Trust Account	(2,215,619)	(990,110)
Formation and organization costs paid by related parties	-	5,000
Changes in operating assets and liabilities:
Other current assets	(108,457)	(9,043)
Accounts payable and accrued expenses	255,729	366,541
Net Cash Used in Operating Activities	(1,519,474)	(514,071)

Cash Flows from Investing Activities:
Due from Sponsor	13,000	(13,000)
Cash withdrawn from Trust Account for taxes	919,547	-
Cash withdrawn form Trust Account for redemptions	68,351,348	-
Cash deposited into Trust Account	(205,305)	(87,112,500)
Net Cash Provided By (Used in) Investing Activities	69,078,590	(87,125,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	-	84,525,000
Repayment of Class A Common Stock	(68,351,348)	-
Proceeds from sale of Private Placement Units	-	4,737,500
Proceeds from extension loan	205,305	-
Proceeds from related party advances	33,475	-
Repayment of related party advances	(33,475)	(211,153)
Payment of offering costs	-	(289,195)
Net Cash (Used in) Provided by Financing Activities	(68,146,043)	88,762,152

Net change in cash	(586,927)	1,122,581
Cash at beginning of the year	1,172,581	50,000
Cash at end of the year	$585,654	$1,172,581

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to temporary equity in connection with the Initial Public Offering	$-	$3,018,750
Class A Common Stock measurement adjustment	$-	$1,319,361
Initial classification of Class A Common Stock subject to redemption	$-	$87,112,500
Remeasurement of Class A Common Stock subject to redemption	$668,842	$821,712
Extension funds attributable to common stock subject to redemption	$205,305	$-

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

Notes to the CONSOLIDATED financial statements

FOR THE YEARS ENDED NOVEMBER 30, 2023 AND 2022

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

HWH International Inc. (the “Company”) was incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company consummated the Business Combination on January 9, 2024 and changed its name from Alset Capital Acquisition Corp. to HWH International Inc. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of November 30, 2023, the Company has not commenced any operations. All activity for the period from October 20, 2021 (inception) through November 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below and the pursuit of a suitable acquisition candidate. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected November 30 as its fiscal year end, which upon closing of Business Combination on January 9, 2024 has automatically changed to December 31.

On September 9, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HWH International Inc., a Nevada corporation (“HWH”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”). The Company and Merger Sub are sometimes referred to collectively as the “ACAX Parties.” Pursuant to the Merger Agreement, a business combination between the Company and HWH was to be effected through the merger of Merger Sub with and into HWH, with HWH surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company changed its name to “HWH International Inc.” Prior to the Closing, the board of directors of the Company (i) approved and declared advisable the Merger Agreement, the Ancillary Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

HWH is wholly–owned by Alset International Limited, a public company listed on the Singapore Exchange Securities Trading Limited. Alset International Limited is majority-owned and controlled by certain officers and directors of the Company and its sponsor. The Company’s sponsor is owned by Alset International Limited and Alset Inc.; Alset Inc. is the majority stockholder of Alset International Limited, and Chan Heng Fai, the Company’s Chairman is also the majority stockholder, Chairman and Chief Executive Officer of Alset Inc., and the Chairman and Chief Executive Officer of HWH and Alset International Limited. The Merger was consummated on January 9, 2024, following the receipt of the required approval by the shareholder of HWH and the satisfaction of certain other customary closing conditions. This transaction was approved by the stockholders of the Company at the Special Meeting of stockholders held on August 1, 2023.

The total consideration paid at Closing (the “Merger Consideration”) by the Company to the HWH shareholders was $125,000,000, and was paid in shares of Class A common stock, par value $0.0001 per share, of the Company (“Company Common Stock”). The number of shares of the Company Common Stock to be paid to the shareholders of HWH as Merger Consideration will be 12,500,000. Refer to Note 9 – Subsequent Event.

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

During the year ended November 30, 2023, the Company withdrew $919,547 from the Trust account. $706,490 of these funds were used to pay income and franchise taxes. $213,057 remain in the Company’s bank account for future taxes and dissolution expenses.

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

On January 9, 2024, the Company consummated the business combination (the “Closing”) contemplated by the previously announced Agreement and Plan of Merger, dated as of September 9, 2022 (the “Merger Agreement”). The Company’s common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “HWH” on January 9, 2024, and the Company’s warrants are expected to commence trading under the symbol “HWHW” at a later date.

The Company has incurred continuing losses from its operations and has a working capital deficit $134,421 as of November 30, 2023. The Company has no operating income and incurs continuing operating expenses. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results.

These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. These consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $585,654 and $1,172,581 as of November 30, 2023 and November 30, 2022, respectively. The Company had no cash equivalents as of November 30, 2023 and November 30, 2022.

Investments held in Trust Account

At November 30, 2023 and 2022, the Company had approximately $21.3 million and $88.1 million, respectively, in investments in treasury securities held in the Trust Account.

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

Class A common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at November 30, 2023 and 2022, the Class A common stock subject to possible redemption in the amount of $20,457,011 and $87,934,212, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following tables reflects the calculation of basic and diluted net income (loss) per common share:

	For the Year Ended November 30, 2023
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$388,396	$160,477
Denominator:
Basic and diluted weighted average shares outstanding	5,218,670	2,156,250

Basic and diluted net income per share of common stock	$0.07	$0.07

	For the Year Ended November 30, 2022
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$88,130	$25,357
Denominator:
Basic and diluted weighted average shares outstanding	7,478,425	2,156,250

Basic and diluted net income per share of common stock	$0.01	$0.01

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of November 30, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Inflation Reduction Act (“IR Act”) was enacted on August 16, 2022. The IR Act includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal 2024. We currently are not expecting the IR Act to have a material adverse impact to our consolidated financial statements.

Delaware Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During years ended November 30, 2023 and 2022 the company incurred $205,000 and $168,398 in Delaware franchise tax respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

The Company had uninsured cash of $335,654 and $922,581 as of November 30, 2023, and November 30, 2022, respectively.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of November 30, 2023 and November 30, 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the year ended November 30, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the year ended November 30, 2022, the Company repaid the outstanding balance of $211,153. During the year ended November 30, 2023, the Sponsor paid a total of $33,475 of operating costs on behalf of the Company. During the year ended November 30, 2023, the Company repaid the outstanding balance. As of November 30, 2023 and November 30, 2022, $0 and $0 was due to the related party, respectively.

General and Administrative Services

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the years ended November 30, 2023 and 2022, the Company recorded charges of $120,000 and $100,000, respectively, to the statement of operations pursuant to the agreement.

Related Party Loans

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2023 and 2022, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”), which was entered into on January 31, 2022 and on May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation are now amended, in part, so that the Company’s ability to complete a business combination may be extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has funded the first 30-day extension payment on May 3, 2023 and made subsequent extension payments on June 5th and July 6th totaling $205,305 payments during the year ended on November 30, 2023. The Sponsor is entitled to the repayment of these extension payments, without interest. If the Company completes its initial Business Combination, it will, at the option of the Sponsor, repay the extension payments out of the proceeds of the Trust Account released to it or issue securities of the Company in lieu of repayment. As of November 30, 2023 and 2022 there was $205,305 and $0, respectively, outstanding under the extension loan.

Due from Sponsor

Due from sponsor was $0 and $13,000 at November 30, 2023 and November 30, 2022, respectively and represents expenses paid by the Company on behalf of the Sponsor.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of November 30, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 50,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of November 30, 2023 and 2022, there were 473,750 shares of Class A common stock issued and outstanding, respectively, (excluding 1,976,036 and 8,625,000, respectively, shares of the Class A Common Stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheets).

Class B Common Stock — The Company is authorized to issue 5,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of November 30, 2023 and 2022, there were 2,156,250 shares of Class B common stock issued and outstanding.

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

NOTE 8 — INCOME TAXES

The Company’s deferred tax assets are as follows at November 30, 2023 and 2022:

	November 30, 2023	November 30, 2022
Deferred tax asset
Net operating loss	$-	$-
Startup/organizational costs	327,760	241,940
Total deferred tax asset	327,760	241,940
Valuation allowance	(327,760)	(241,940)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following for the year November 30, 2023 and November 30, 2022:

	November 30, 2023	November 30, 2022
Federal
Current	$422,230	$186,923
Deferred	-	-
State and Local
Current	-	-
Deferred	-	-
Income tax provision / (benefit)	$422,230	$186,923

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended November 30, 2023 and 2022, the change in the valuation allowance was $203,935 and $123,825, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the year ended November 30, 2023 and 2022:

	Year Ended November 30, 2023	Year Ended November 30, 2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	-	-
Other	1.48	-
Change in valuation allowance	21.00	41.21
Income tax provision (benefit)	43.48%	62.21%

NOTE 9 — SUBSEQUENT EVENT

On January 9, 2024, the Company announced the completion of its previously announced business combination. In connection with the Business Combination, Alset changed its name from Alset Capital Acquisition Corp. to HWH International Inc.

As a result of the Business Combination, each share of Class A common stock was cancelled and converted into shares of the Company’s common stock, on the terms set forth in the Merger Agreement, dated September 9, 2022. Pursuant to the terms of the Merger Agreement, the aggregate number of shares of Company common stock that was delivered as consideration in the Business Combination was 12,500,000 shares.

Also, as a result of the Business Combination, each outstanding share of Class B common stock, with par value of $0.0001 per share, of Alset (the “Class B Common Stock”), automatically converted into one share of Class A common stock, with $0.0001 par value per share, of Alset (the “Class A Common Stock”), and then subsequently converted into one share of Company common stock.

In lieu of the Company tendering the full amount of Deferred Underwriting Commission, the Company and EF Hutton entered into the Satisfaction Agreement, pursuant to which EF Hutton accepted a combination of $325,000 in cash (the “Cash Payment”) upon the closing of the business combination, 149,443 shares of the Company’s common stock (the “Shares”) and a $1,184,375 promissory note (the “Promissory Note”) as full satisfaction of the Deferred Underwriting Commission.

1,942,108 shares of the Company’s common stock were redeemed in connection with the Business Combination at a redemption price of $10.66 per share. Following the Business Combination, 909,875 new shares of the Company’s common stock were issued in connection with the conversion of rights into HWH common shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of November 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of November 30, 2023, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of November 30, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP, and SEC experience.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Heng Fai Ambrose Chan	79	Executive Chairman, Director
John “J.T.” Thatch	61	Chief Executive Officer
Rongguo (Ronald) Wei	52	Chief Financial Officer
Lim Sheng Hon Danny	32	Chief Operating Officer
William Wu	57	Independent Director
Wong Shui Yeung	53	Independent Director
Wong Tat Keung	53	Independent Director

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Heng Fai Ambrose Chan. Mr. Chan has served as our Chairman since October of 2021, and served as our Chief Executive Officer from October of 2021 to January of 2024. Mr. Chan has over forty-five years of experience in the financial and equity investment industry. Mr. Chan is the founder of Alset Inc. and has served as its Chairman of the Board and Chief Executive Officer since that company’s inception in March 2018. Mr. Chan is an expert in banking and finance. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited since April 2014. Mr. Chan joined the Board of Directors of Alset International Limited in May 2013. From 1995 to 2015, Mr. Chan served as Managing Chairman of Hong Kong-listed Zensun Enterprises Limited (formerly Heng Fai Enterprises Limited), an investment holding company. Mr. Chan had previously served as a member of the Board of Zensun Enterprises Limited since September 1992. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a public Singapore property development, investment and management company (“SingHaiyi”), from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, an investor and operator of the city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan has served as a non-executive director of DSS, Inc. (formerly known as Document Security Systems, Inc.) since January 2017 and as Chairman of the Board since March 2019. Mr. Chan has served as a member of the Board of Directors of OptimumBank Holdings, Inc. since June 2018. He has also served as a non-executive director of our indirect subsidiary LiquidValue Development Inc. since January 2017. Mr. Chan has served as a director of Alset Inc.’s 99.7%-owned subsidiary Hapi Metaverse Inc. since October 2014. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020. Mr. Chan has served as a member of the Board of Value Exchange International, Inc. since December 2021. Mr. Chan also served as a non-executive director of Holista CollTech Ltd. from July 2013 until June 2021.

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

Mr. Chan is the Chairman and Chief Executive Officer of Alset Inc., the majority owner of HWH’s parent company, Alset International Limited, and Alset Investment Pte Ltd.; the owners of our sponsor. Mr. Chan also serves as the Executive Chairman, Director, and Hapi Wealth Builder Division Head of HWH, and the Executive Chairman of Sharing Services Global Corporation, a company partly owned by DSS, Inc., an entity in which Alset Inc. has a significant ownership stake.

Director Qualifications of Heng Fai Ambrose Chan:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

John “JT” Thatch. Mr. Thatch has served as HWH’s Chief Executive Officer since January 9, 2024. Mr. Thatch has also served as a director of DSS, Inc., a NYSE traded company, from May 2019 to October 2023, during which time he was their Lead Independent Director. Mr. Thatch is an accomplished, energetic, entrepreneur-minded executive who has the vision and knowledge to create growth and shareholder value any organization. Mr. Thatch has successfully started, owned and operated several sized businesses in various industries, including service, retail, wholesale, on-line learning, finance, real estate management and technology companies. Since March 2018, Mr. Thatch has served as the President, Chief Executive Officer and Vice Chairman of Sharing Services Global Corporation, a publicly traded holding company focused in the direct selling and marketing industry. He is a minority member of Superior Wine & Spirits, a Florida-based wholesale company since February of 2016. Mr. Thatch served as Chief Executive Officer of Universal Education Strategies, Inc. from January 2009 to January 2016, an organization involved in the development and sales of educational products and services. From 2000 to 2005, he was the Chief Executive Officer of Onscreen Technologies, Inc., currently listed on NASDAQ as Orbital Energy Group “OEG”, once a global leader in the development of cutting-edge thermal management technologies for integrated LED technologies, circuits, superconductors and solar energy solutions. Mr. Thatch was responsible for all aspects of the company including board and stockholder communications, public reporting and compliance with Sarbanes-Oxley, structuring and managing the firm’s financial operations, and expansion initiatives for all corporate products and services. Mr. Thatch’s public company financial and management experience in the strategic growth and development of various companies qualify him to serve as Chief Executive Officer of HWH.

Rongguo (Ronald) Wei. Mr. Wei has served as our Chief Financial Officer since October of 2021. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Co-Chief Financial Officer of Alset Inc., the majority shareholder of Alset International Limited, HWH’s owner, and Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting and taxation activities for those companies. Prior to joining SeD Development Management LLC in August 2016, Mr. Wei worked for several different U.S. multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August 2014 to July 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January 2013 to June 2014, and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February to May 2017, and has served as Chief Financial Officer of that company from February 2017 until November 2017. Before Mr. Wei came to the United States, he worked as an equity analyst at Hong Yuan Securities, an investment bank in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor’s degree from Beihang University.

Lim Sheng Hon Danny. Mr. Lim was appointed Chief Operating Officer of HWH International Inc. in February of 2024 and also serves as Chief Strategy Officer of the Company. Mr. Lim has also served as a director of Alset Inc. (NASDAQ: AEI) since October 2022, and has served as Senior Vice President, Business Development and as Executive Director of Alset Inc.’s subsidiary, Alset International Limited (SGX:40V), a publicly traded company on the Singapore Stock Exchange, since 2020. Mr. Lim has over 7 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Lim graduated from Singapore Nanyang Technological University with a Bachelor’ Degree with Honors in Business, specializing in Banking and Finance.

We have also assembled a group of independent directors who will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Included in this group is Mr. William Wu, Mr. Wong Shui Yeung (Frankie) and Mr. Wong Tat Keung (Aston).

William Wu. Mr. Wu has served as a member of our Board of Directors since January of 2022. Mr. Wu previously served as the Executive Director and Chief Executive Officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served on the Board of Directors of Alset Inc. since November of 2020. Mr. Wu has served as an independent non-executive director of JY Grandmark Holdings Limited since November 2019. Mr. Wu has served as a member of the Board of Directors of DSS, Inc. since October of 2019. Mr. Wu has served as a Director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a Director and Chief Executive Officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the Chief Executive Officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a Chartered Financial Analyst of The Institute of Chartered Financial Analysts in 1996.

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

Wong Shui Yeung (Frankie). Mr. Wong has served as a member of our Board of Directors since January of 2022. Mr. Wong is a practicing member and fellow of Hong Kong Institute of Certified Public Accountants. He holds a bachelor’s degree in business administration. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong has served as a director of Alset Inc. and DSS Inc. since November 2021 and July 2022 respectively, the shares of which are listed on NASDAQ, Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTCQB. He has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of the Singapore Stock Exchange and First Credit Finance Group Limited since February 2024, the shares of which are listed on the GEM Board of The Stock Exchange of Hong Kong Limited. . Mr. Wong was an Independent Non-Executive Director of SMI Holdings Group Limited from April 2017 to December 2020 and SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Director Qualifications of Mr. Wong:

Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board. Mr. Wong serves on our Audit Committee and Compensation Committee.

Wong Tat Keung (Aston). Mr. Wong has served as a member of our Board of Directors since January of 2022. Mr. Wong has over 20 years’ experience in audit, accounting, taxation and business advisory. Mr. Wong has served as a director of Alset Inc. since November 2020. Since 2010, Mr. Wong has served as the director of Aston Wong CPA Limited. He has been an independent non-executive director of Alset International since January 2017, and a director of Alset Inc. since November 2020. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018. Previously, he served as the director and sole proprietor of Aston Wong & Co., a registered certified public accounting firm, from January 2006 to February 2010. From January 2005 to December 2005, he was a Partner at Aston Wong, Chan & Co., Certified Public Accountants. From April 2003 to December 2004, he served at Gary Cheng & Co., Certified Public Accountants as Audit Senior. He served as an Audit Junior to Supervisor of Hui Sik Wing & Co., certified public accountants from April 1993 to December 1999. He served as an independent non-executive director of SingHaiyi from July 2009 to July 2013 and ZH Holdings from December 2009 to July 2015. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended November 30, 2023.

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

Item 11. Executive Compensation.

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us” and other similar terms refer to HWH International Inc. before the Business Combination.

None of our executive officers has received any cash compensation for services rendered to us. We agreed to pay to our Alset Management Group Inc. a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we ceased paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2024, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each member of our board of directors, director nominees and each of our named executive officers individually; and
●	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person (however, neither the stockholder nor the directors and officers listed below own any stock options or warrants to purchase shares of our common stock at the present time). The percentages of beneficial ownership are based on 16,223,301 shares of HWH International Inc. Common Stock outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Directors and Executive Officers (2):
Heng Fai Ambrose Chan (3)(4)	13,827,250	84.0%
John “JT” Thatch	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Lim Sheng Hon Danny	0	0.00%
William Wu	0	0.00%
Wong Shui Yeung	0	0.00%
Wong Tat Keung	0	0.00%
All Directors and Officers (7 individuals)	13,827,250	84.0%
Alset Acquisition Sponsor, LLC (3)	2,914,250	17.7%
Alset International Limited	10,900,000	67.2%
Alset Inc. (3)	13,814,250	83.9%
Other Stockholders: None

(1)	Based upon 16,223,301 shares of Common Stock outstanding as of February 28, 2024

(2)	The mailing address for each individual and entity set forth above is c/o HWH International Inc., 4800 Montgomery Lane, Suite 210, MD 20814.

(3)	Alset Acquisition Sponsor, LLC, our sponsor, is the record holder of the securities reported herein. Alset Inc. and Alset International Limited are the owners of 55% and 45% respectively of Alset Acquisition Sponsor, LLC. Alset Inc. owns 85.4% of Alset International Limited. Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and Majority Stockholder of Alset Inc. Mr. Chan may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Chan disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(4)	Heng Fai Ambrose Chan directly owns 13,000 shares of HWH International Inc.

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

Promissory Note — Related Party

On November 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) May 8, 2022, or (ii) the consummation of the Initial Public Offering. As of November 30, 2023 and 2022, there was no amount outstanding under the Promissory Note.

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the year ended November 30, 2022, the Sponsor paid a total of $75,000 of offering and operating costs on behalf of the Company. During the year ended November 30, 2022, the Company repaid the outstanding balance of $211,153. During the year ended November 30, 2023, the Sponsor paid a total of $33,475 of operating costs on behalf of the Company. During the year ended November 30, 2023, the Company repaid the outstanding balance. As of November 30, 2023 and November 30, 2022, $0 and $0 was due to the related party, respectively.

General and Administrative Services

The Company agreed to pay the Alset Management Group Inc. a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months commencing on the date the Units were first listed on the Nasdaq. Upon completion of the Initial Business Combination the Company ceased paying these monthly fees. During the years ended November 30, 2023 and 2022, the Company recorded a charge of $120,000 and $100,000, respectively, to the statement of operations pursuant to the agreement.

Related Party Loans

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of November 30, 2023 and 2022, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”), which was entered into on January 31, 2022 and on May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation are now amended, in part, so that the Company’s ability to complete a business combination may be extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has funded the first 30-day extension payment on May 3, 2023. The Sponsor has funded the first 30-day extension payment on May 3, 2023 and made subsequent extension payments on June 5th and July 6th totaling $205,305 payments during the year ended on November 30, 2023. The Sponsor is entitled to the repayment of these extension payments, without interest. If the Company completes its initial Business Combination, it will, at the option of the Sponsor, repay the extension payments out of the proceeds of the Trust Account released to it or issue securities of the Company in lieu of repayment. As of November 30, 2023 and 2022 there was $205,305 and $0, respectively, outstanding under the extension loan.

Due from Sponsor

Due from sponsor was $0 and $13,000 at November 30, 2023 and November 30, 2022, respectively, and represents expenses paid by the Company on behalf of the Sponsor.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended November 30, 2023 and November 30, 2022:

	Year Ended November 30, 2023	Year Ended November 30, 2022

Audit Fees	$47,500	$47,443
Audit-Related Fees	$0	$0
Tax Fees	$0	$27,400
All Other Fees	$75,000	$0
Total	$122,500	$74,843

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended November 30, 2023 and November 30, 2022 for the audit of our consolidated financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ended November 30, 2023 and November 30, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Consolidated Balance Sheets as of November 30, 2023 and November 30, 2022

Consolidated Statements of Operations for the Years Ended November 30, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended November 30, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended November 30, 2023 and 2022

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description
1.1	Underwriting Agreement, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
2.1	Merger Agreement dated September 9, 2022 by and among Alset Capital Acquisition Corp., HWH Merger Sub, Inc. and HWH International Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on September 12, 2022.
3.1	Amended and Restated Certificate of Incorporation dated February 2, 2022, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
3.2	By Laws, incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Alset Capital Acquisition Corp., dated May 2, 2023, incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed with the SEC on May 3, 2023.
3.4	Amendment to Certificate of Incorporation, incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 3, 2023.
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.2	Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.3	Specimen Warrant Certificate, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.4	Specimen Right Certificate, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.5	Warrant Agreement between Vstock Transfer LLC and the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
4.6	Rights Agreement between Vstock Transfer LLC and the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
4.7*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1	Letter Agreement among the Registrant and our officers, directors and Alset Management Group, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.2	Promissory Note, dated November 8, 2021, issued to Alset Acquisition Sponsor LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
10.3	Investment Management Trust Agreement between Wilmington Trust Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.4	Registration Rights Agreement between the Registrant and certain security holders, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.5	Securities Subscription Agreement, dated November 8, 2021, between the Registrant and Alset Acquisition Sponsor LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.

10.6	Placement Unit Purchase Agreement between the Registrant and Alset Acquisition Sponsor, LLC, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.7	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
10.8	Administrative Support Agreement by and between the Registrant and Alset Management Group, Inc., incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
10.9	Sponsor Support Agreement dated as of September 9, 2022, by and among Alset Capital Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 12, 2022.
10.10	Shareholder Support Agreement dated as of September 9, 2022, by and among Alset Capital Acquisition Corp., HWH International Inc. and each of the Persons set forth on Schedule I attached thereto, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 12, 2022.
10.11	Amendment No. 1 to Investment Management Trust Agreement, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on May 3, 2023.
10.12	Form of Forward Share Purchase Agreement, dated July 30, 2023, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on July 31, 2023.
10.13	Form of FPA Funding Amount PIPE Subscription Agreement, dated July 30, 2023, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed with the SEC on July 31, 2023.
10.14	Amendment No. 2 to Investment Management Trust Agreement, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on November 3, 2023.
10.15	Satisfaction and Discharge Agreement, dated December 18, 2023, incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K filed with the SEC on January 12, 2024.
14	Code of Ethics, incorporated by reference to Exhibit 14 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
21*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback Policy of HWH International Inc.
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH International Inc.

Dated: February 28, 2024	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Thatch	Chief Executive Officer	February 28, 2024
John Thatch	(Principal Executive Officer)

/s/ Rongguo (Ronald) Wei	Chief Financial Officer	February 28, 2024
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wong Shui Yeung (Frankie)	Director	February 28, 2024
Wong Shui Yeung (Frankie)

/s/ William Wu	Director	February 28, 2024
William Wu

/s/ Wong Tat Keung (Aston)	Director	February 28, 2024
Wong Tat Keung (Aston)

/s/ Heng Fai Ambrose Chan	Director	February 28, 2024
Heng Fai Ambrose Chan

