Form 10-Q
period 2024-03-31
HWH International Inc.
filed 2024-05-15
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 16,223,301 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

HWH INTERNATIONAL INC.

Form 10-Q For the Quarter Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HHW International Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023 (as restated)
ASSETS

Current Assets
Cash	$974,632	$1,159,201
Account Receivable, net	29,156	28,611
Inventory	3,598	1,977
Other receivables, net	59,213	41,203
Convertible loans receivable - related party, at fair value	324,521	-
Investment security – related party	141,667	-
Prepaid expenses	15,779	106,862
Total Current Assets	$1,548,566	$1,337,854

Non-Current Assets
Property and Equipment, net	$113,520	$129,230
Cash and marketable securities held in Trust Account	24,874	21,346,768
Deposits	411,860	298,324
Operating lease right-of-use assets, net	459,339	598,508
Total Non-Current Assets	$1,009,593	$22,372,830

TOTAL ASSETS	$2,558,159	$23,710,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$602,624	$167,355
Accrued commissions	81,634	85,206
Due to related parties, net	3,141,918	2,323,800
Operating lease liabilities - current	362,343	429,687
Deferred underwriting fee payable	-	3,018,750
Notes payable - current	279,795	-
Total Current Liabilities	$4,468,314	$6,024,798

Non-Current Liabilities
Operating lease liabilities - non-current	$110,344	$182,380
Notes payable - non-current	947,500	-
Total Non-Current Liabilities	$1,057,844	$182,380

Commitments and Contingencies

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 shares (at approximately $10.35 per share) as of December 31, 2023	$-	$20,457,011

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,223,301 and 0 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,623	1
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 473,750 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	47
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 2,156,250 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	216
Additional paid in capital	1,078,343	9
Foreign currency translation adjustment reserve	(110,223)	(197,041)
Retained earnings	(4,102,241)	(2,765,403)
Total HWH International Inc. Stockholders’ equity	$(3,132,498)	$(2,962,171)
Non-controlling interests	164,499	8,666
Total Stockholders’ Deficit	(2,967,999)	(2,953,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,558,159	$23,710,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023 (As restated)

Revenue
- Membership	$-	$12,583
- Non-membership	286,110	187,979
Total Revenue	$286,110	$200,562

Cost of revenue
- Membership	$-	$(11,868)
- Non-membership	(122,813)	(65,901)
Total Cost of revenue	$(122,813)	$(77,769)

Gross profit	$163,297	$122,793

Operating expenses:
General and administrative expenses	$(1,129,191)	$(736,391)
Impairment of convertible note receivable – related party, and equity method investment, related party	(366,192)	-
Total operating expenses	$(1,495,383)	$(736,391)

Other Income (Expense)
Other income	$78,013	$999,966
Interest expense	(18,131)	-
Unrealized gain (loss) on related party transactions	(49,571)	13,853
Loss on equity method investment, related party	(14,744)	(53,199)
Total Other (Expense) Income	$(4,433)	$960,620

(Loss) income before provision for income taxes	(1,336,519)	347,022

Provision for income taxes	-	(175,173)

Net (loss) income	$(1,336,519)	$171,849

Less: Net profit attributable to Non-Controlling Interests	319	722

Net (loss) income attributable to common stockholders	$(1,336,838)	$171,127

Other Comprehensive Income, Net of Tax:
Foreign exchange translation adjustment	86,818	58,843
Total Other Comprehensive Income, Net of Tax:	$86,818	$58,843

Comprehensive (loss) income:	$(1,250,020)	$229,970

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Common stock	Class A common stock	Class B common stock	Common stock	Class A common stock	Class B common stock
(Loss) earnings per common share
Basic	$(0.09)	$(0.09)	$(0.09)	$0.06	$0.06	$0.06
Diluted	$(0.09)	$(0.09)	$(0.09)	$0.06	$0.06	$0.06

Weighted average number of common shares outstanding
Basic	14,797,956	41,648	189,560	10,000	473,750	2,156,250
Diluted	14,797,956	41,648	189,560	10,000	473,750	2,156,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Class A Common stock		Class B Common stock		Common Stock		Additional	Accumulated Other	Retained	Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Income (Loss)	Earnings	Stockholders’ equity	controlling interests	Stockholders’ equity

Balances at December 31, 2022	473,750	$47	2,156,250	$216	10,000	$1	$9	$(200,039)	$(1,610,504)	$(1,810,270)	$4,836	$(1,805,434)

Net loss	-	-	-	-	-	-	-	-	$171,127	$171,127	$722	$171,849
Foreign currency translation adjustment	-	-	-	-	-	-	-	$58,843	-	$58,843		$58,843

Balances at March 31, 2023	473,750	$47	2,156,250	$216	10,000	$1	$9	$(141,196)	$(1,439,377)	$(1,580,300)	$5,558	$(1,574,742)

Balances at December 31, 2023	473,750	$47	2,156,250	$216	10,000	$1	$9	$(197,041)	$(2,765,403)	$(2,962,171)	$8,666	$(2,953,505)

Issuance of Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	-	-	149,443	$15	$1,509,375	-	-	$1,509,390	-	$1,509,390
Issuance of Common Stock during Merger	-	-	-	-	13,433,858	$1,344	$(1,369)	-	-	$(25)	-	$(25)
Adjustment to Temporary Equity	-	-	-	-	-	-	$(645,860)	-	-	$(645,860)	-	$(645,860)
Convert Common Stock Class A and B to Common Stock	(473,750)	$(47)	(2,156,250)	$(216)	2,630,000	$263	-	-	-	-	-	-
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	216,188	-	-	$216,188	-	$216,188
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-	$155,514	$155,514
Net loss	-	-	-	-	-	-	-	-	$(1,336,838)	$(1,336,838)	$319	$(1,336,519)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$86,818	-	$86,818	-	$86,818

Balances at March 31, 2024	-	-	-	-	16,223,301	$1,623	$1,078,343	$(110,223)	$(4,102,241)	$(3,132,498)	$164,499	$(2,967,999)

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023 (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023 (as restated)
Cash flows from operating activities:
Net (loss) income	$(1,336,519)	$171,849

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized fx gain (loss) on related party transactions	49,571	(13,853)
Loss on equity method investment, related party	14,744	53,199
Depreciation	14,643	14,591
Non-cash lease expense	125,143	130,044
Impairment of convertible note receivable – related party, and equity method investment, related party	366,192	-

Changes in operating assets and liabilities:
Receivable from related party	-	(19,079)
Other receivables	106,723	(83,954)
Prepaid commissions	-	3,692
Deposit	(111,609)	588
Inventory	(1,668)	(454)
Accounts payable and accrued expenses	262,732	194,200
Accrued commissions	(379)	(49,835)
Income tax payable	-	(1)
Value added tax withheld	(3,573)	7,983
Deferred revenue	-	(20,758)
Operating lease liabilities	(124,210)	(125,961)
Net cash (used in) provided by operating activities	$(638,210)	$262,251

Cash flows from investing activities:
Purchases of property and equipment	$(2,072)	$(8,227)
Convertible loans receivable - related party	(250,000)	-
Net cash used in investing activities	$(252,072)	$(8,227)

Cash flows from financing activities:
Repayment from loans and borrowing	$(26,307)	$-
Repayment of Deferred Underwriting Compensation	(325,000)	-
Advances from related parties	1,101,255	182,730
Net cash provided by financing activities	$749,948	$182,730

Net decrease in cash	$(140,334)	$436,754
Effects of foreign exchange rate on cash	(19,361)	6,558
Cash at beginning of period	1,159,201	91,178,513
Cash at end of period	$999,506	$91,621,825

Supplemental disclosure of non-cash investing and financing activities
Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	$1,509,375	$-
Issuance of shares	$(1,359)	$-
Valuation gain from notes receivable and warrant - SHRG	$(216,188)	$-
Initial recognition of operating lease right-of-use asset and liability	$-	$46,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

HWH International Inc. (“HWH”) and its consolidated subsidiaries (collectively, the “Company”) operate a food and beverage (“F&B”) business in Singapore and South Korea. The Company operates a membership model in which individuals pay an upfront membership fee to become members. As members, these individuals receive discounted access to products and services offered by the Company’s affiliates. Previously, the Company had approximately 9,000 members, primarily in South Korea. Currently, this membership business has been temporarily suspended.

HWH International Inc. was originally incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company consummated the Business Combination on January 9, 2024 and changed its name from “Alset Capital Acquisition Corp.” to “HWH International Inc.” The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On September 9, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HWH International Inc., a Nevada corporation (the “HWH Nevada” or “Target”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”). The Company and Merger Sub are sometimes referred to collectively as the “ACAX Parties.” Pursuant to the Merger Agreement, a business combination between the Company and the Target was effected through the merger of Merger Sub with and into HWH Nevada, with the Target surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”) on January 9, 2024, the Company changed its name to “HWH International Inc.” The board of directors of the Company (i) approved and declared advisable the Merger Agreement, the Ancillary Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

The Target was owned and controlled by certain member officers and directors of the Company and its sponsor. The Merger was consummated following the receipt of the required approval by the stockholders of the Company and the shareholders of the Target and the satisfaction of certain other customary closing conditions.

The total consideration paid at Closing (the “Merger Consideration”) by the Company to the Target’s shareholders was $125,000,000, and was payable in shares of the common stock, par value $0.0001 per share, of the Company (“Company Common Stock”). The number of shares of the Company Common Stock paid to the shareholders of the Target as Merger Consideration was 12,500,000, with each share being valued at $10.00.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim periods or for any other future years. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended November 30, 2023 filed on February 28, 2024 and audited consolidated financial statements of HWH Nevada for the year ended December 31, 2023 included in the form 8-K/A filed with SEC on March 25, 2024.

Through November 30, 2023, HWH (then known as Alset Capital Acquisition Corp.) reported on a twelve month fiscal year that ended on November 30. In connection with the business combination, the Company’s fiscal year end was changed from November 30 to December 31. As a result of this change, the Company had a one-month transition period that began on December 1, 2023 and ended on December 31, 2023. For details see note 18 - Change in Fiscal Year.

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The following chart describes the Company’s ownership of various subsidiaries:

The Company mainly focuses on the F&B business. During the three months ended March 31, 2024 and 2023, substantially all of the Company’s business was generated by its wholly owned subsidiaries, 0% and 6% from HWH World Inc. (“HWH Korea”) and 100% and 94% from F&B business respectively; 40% and 45% from Alset F&B One Pte. Ltd (“F&B1”), 4% and 7% from Hapi Café Korea Inc.(“HCKI”), 19% and 22% from Hapi Café SG Pte. Ltd. (“HCSGPL”), 17% and 21% from Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) and 20% and 0% from Ketomei Pte. Ltd. (“KPL”). HWH Korea was incorporated in the Republic of Korea (“South Korea”) on May 7, 2019. HWH Korea is in the business of sourcing and distributing dietary supplements and other health products through its network of members in South Korea. HWH Korea generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media, and a customized rewards system, HWH Korea equips, trains, and empowers its members. F&B1 was incorporated in Singapore on April 10, 2017, HCSGPL was incorporated in Singapore on April 4, 2022, F&BPLQ was incorporated in Singapore on November 11, 2022 and KPL was incorporated in Singapore on September 17, 2019. F&B1, HCSGPL, F&BPLQ and KPL are in the F&B business in Singapore.

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

Functional and Reporting Currency

The functional and reporting currency of the Company is the United States dollar (“$”). The financial records of the Company’s subsidiaries located in South Korea, Singapore, Hong Kong, and Malaysia are maintained in their local currencies, the Korean Won (₩) Singapore Dollar (S$) Hong Kong Dollar (HK$) and Malaysian Ringgit (MYR), which are also the functional currencies of these entities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $999,506 and $22,505,969 as of March 31, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Investments held in Trust Account

At March 31, 2024 and December 31, 2023, the Company had approximately $24,874 and $21 million, respectively, in investments in treasury securities held in the Trust Account. In connection with the closing of Business Combination on January 9, 2024, Class A Common Stock stockholders redeemed 1,942,108 shares for approximately $21 million held in the Trust Account.

Fair Value of Financial Instruments

The Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values reported in balance sheets for current assets and liabilities approximate their estimated fair market values based on the short-term maturity of these instruments.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of March 31, 2024 and December 31, 2023, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value. As of March 31, 2024, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

Leases

The Company follows FASB ASC Topic 842 in accounting for its operating lease right-of-use assets and operating lease liabilities. At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all of the economic benefits from the use of the asset and whether it has the right to control the use of the asset. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term. For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

Right-of-use of assets

The right-of-use of asset is measured at cost, which comprises the amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received.

Lease liabilities

Lease liability is measured at the present value of the outstanding lease payments at the commencement date, discounted using the Company’s incremental borrowing rate. Lease payments included in the measurement of the lease liability comprise mainly of fixed lease payments.

Short-term leases and leases of low value assets

The Company has elected to not recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less and leases of low value assets. Lease payments associated with these leases are expensed as incurred.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less depreciation. Repairs and maintenance are expensed as incurred. Expenditures incurred as a consequence of acquiring or using the asset, or that increase the value or productive capacity of assets are capitalized. When property and equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in statement of operations. Depreciation is computed by the reducing balance method (after considering their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Office Equipment	3 – 5 years
Furniture and Fittings	3 – 5 years
Kitchen Equipment	3 – 5 years
Operating Equipment	3 – 5 years
Leasehold Improvements	Shorter of lease life or asset life

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Deposit

Deposit represents mostly rental deposit paid for the office used.

Revenue Recognition

ASC 606 – Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which the determination of revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which the Company expects to be entitled in exchange for those goods or services. ASC 606 requires the Company to apply the following steps:

(1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, performance obligations are satisfied.

The Company generates its revenue primarily from membership fees, product sales and F&B business.

Membership Fee: The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership and is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. The Company recognizes revenue from membership fee over the one-year period of the membership.

Product Sales: The Company’s performance obligation is to transfer ownership of its products to its Members. The Company generally recognizes revenue when product is delivered to its members. Revenue is recorded net of applicable taxes, allowances, refund or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended March 31, 2024 and 2023 were approximately $0 and $1,162, respectively. The table below represents a breakout of the returns related to product sales and the returns related to memberships:

Returns
	Membership	Products	Total
	$	$	$

March 31, 2024	-	-	-
March 31, 2023	1,162	-	1,162

Food and Beverage: The revenue received from Food and Beverage business for the three months ended March 31, 2024 and 2023 were $286,110 and $187,776, respectively.

Contract assets and liabilities

Below is a summary of the beginning and ending balances of the Company’s contract assets and liabilities as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Prepaid Sales Commission

Balances at the beginning of the period	$-	$6,839
Movement for the period	-	(6,839)
Balances at the end of the period	$-	$-

	March 31, 2024	December 31, 2023
Deferred Revenue

Balances at the beginning of the period	$-	$21,198
Movement for the period	-	(21,198)
Balances at the end of the period	$-	$-

Value-added Tax

The Company is obligated to pay value-added tax (“VAT”), among other things, on its inventory purchase as well as its rent payments and payment of professional fees. As of March 31, 2024 and December 31, 2023, included in other receivables was VAT paid of $37,311 and $37,179, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of revenue

Cost of revenue is consisted of the cost of procuring finished goods from suppliers and related shipping and handling fees from 3rd parties money platform, contractor fees for part-time staff, franchise commission and sales commission from membership business.

Below is a breakdown of the Company’s cost of revenue for the three months ended March 31, 2024 and 2023.

Total
March 31, 2024

Finished goods	$78,507
Related shipping	2,275
Handling fee	10,927
Contractor fee	11,855
Franchise commission	4,953
Sales commission	(234)
Depreciation	14,530
Total of Cost of revenue	$122,813

March 31, 2023

Finished goods	$36,113
Related shipping	2,377
Handling fee	4,037
Contractor fee	4,024
Franchise commission	4,975
Sales commission	11,868
Depreciation	14,375
Total of Cost of revenue	$77,769

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for its shipping and handling as fulfillment activities, and not a promised service (a revenue element). Shipping and handling fees are included in costs of revenue within the statements of operations.

Commission Expense

The Company compensates its sales leaders with leadership incentives for services rendered, relating to the development, retention, and management of their sales organizations. Leadership incentives are payable based on achieved sales volume, which are recorded in cost of revenue. Member will get 25% commission of the membership fee income if the member successfully refers a new member to subscribe to the membership. The commission will be payable after the referee’s membership is confirmed and been paid by the new member.

Advertising Expenses

Costs incurred for advertising the Company’s products are charged to operations as incurred. Advertising expenses for the three months ended March 31, 2024 and 2023 were $2,242 and $4,095, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax asset will not be realized. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

The Company follows the provision of ASC 740-10 related to Accounting for Uncertain Income Tax Positions. When tax returns are filed, there may be uncertainty about the merits of positions taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions.

The Company has not recorded any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to income taxes in income tax expense.

Earnings (Loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At March 31, 2024 there were 4,549,375 potentially dilutive warrants outstanding. At March 31, 2023 there were 4,549,375 potentially dilutive warrants outstanding and 909,875 potentially dilutive underlying rights.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On March 31, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $164,499 and $8,666, respectively.

Liquidity and Capital Resources

In the three months ended March 31, 2024, we incurred a net loss, a loss from operations and negative cash flow from operations as we expanded our business of operating cafés and restructured our membership business.

Notwithstanding the above, the Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations, and financing availability from related parties are sufficient to fund our operations for at least the next 12 months. The Company’s capital requirements for the planned expansion are based on, among other items, geographical specific property costs, team requirements, and marketing steps needed. Our expansion shall consist of plans to take over leases of existing Hapi Cafes we currently do not own, as we look to add Hapi Cafes over the next two (2) years. If we take over these existing leases, it will require a minimum investment for each lease we take over for each Hapi Café. Proceeds received as a result of the anticipated business combination, will allow us to seek these expansion plans. Depending on the amount of proceeds we raise as part of the anticipated business combination, we may or may not need or seek additional funding or alter our strategic growth plans after the business combination is effectuated. There is no guarantee that we will be able to execute on our plans as laid out above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not contain any adjustments that might be required should the Company be unable to continue as a going concern.

The Company has obtained a letter of financial support from Alset International Limited and Alset Inc., a direct and indirect majority owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

NOTE 3 - MERGER WITH HWH INTERNATIONAL INC. (A NEVADA CORPORATION)

HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.; “SPAC”, the” Company”) was a special purpose acquisition company, incorporated in Delaware on October 20, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On January 9, 2024, the Company, HWH International Inc. (a Nevada corporation, “HWH-NV”) and HWH Merger Sub Inc. consummated the merger (the “Reverse Recapitalization”) pursuant to an agreement and plan of merger dated as of September 9, 2022.

The transaction was accounted for as a Reverse Recapitalization in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, SPAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Reverse Recapitalization, HWH-NV stockholders comprise a majority of voting power on the Company, most of senior management of HWH-NV continued as senior management of the combined company and identified a majority of the members of the board of directors of the combined company, both companies are under common control; and HWH-NV’s operations comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Company is considered to be a continuation of HWH-NV, with the net identifiable assets of SPAC deemed to have been acquired by HWH-NV in exchange for HWH-NV common shares accompanied by a recapitalization, with no goodwill or intangible assets recorded.

In connection with the business Combination:

●	The holders of 8,591,072 Public Shares properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from the IPO.

●	Immediately prior to the consummation of the Reverse Recapitalization (i) each of the 1,972,896 shares of SPAC’s Class A Common Stock was cancelled and converted into 1,972,896 shares of the Company’s common stock; (ii) each of the issued and outstanding 2,156,250 shares of SPAC’s Class B Common Shares were converted into 2,156,250 shares of SPAC’s Class A Common Stock and subsequently into 2,156,250 shares of the Company’s common stock; (iii) each of the SPAC’s 476,890 units were split into their component securities; and (iv) 909,875 new shares of the Company’s common stock were issued in connection with the conversion of the SPAC’s rights into the Company’s common shares.

●	12,500,000 shares of the Company’s common stock were delivered as consideration in the Business Combination

●	149,443 shares of the Company’s common stock were issued to a third party as payment for $1,509,375 of underwriting compensation.

The transaction described above was a transaction between entities under common control. SPAC, prior to the Business Combination, was in 26% owned by Alset International Limited a public company listed on the Singapore Exchange Securities Trading Limited and 32% owned by Alset Inc., the ultimate owner of both SPAC and HWH-NV. HWH-NV was wholly-owned by Alset International Limited. In the transactions under common control, financial statements and financial information were presented as of the beginning of the period as though the assets and liabilities had been transferred at that date.

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at March 31, 2024, December 31, 2023, March 31, 2023 and December 31, 2022 of $29,156, $28,611, $14,302 and $9,070, respectively, and represents collection received by the credit card processor in F&B business and rent receivable. Accounts receivable are recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Accounts receivable considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024 and December 31, 2023, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 5 — PREPAID COMMISSIONS

During the normal course of business, the Company pays commission to its members for product sales as well as membership sales. Prepaid commissions are recorded for commissions paid on membership sales and recognized as an expense over the same period as the related membership revenue.

NOTE 6 — INVENTORY

As of March 31, 2024 and December 31, 2023, the balance of finished goods was $3,598 and $1,977, respectively. There is no provision for slow-moving or obsolete inventory during the three months ended March 31, 2024 and 2023.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
March 31, 2024

Office Equipment	$45,605
Furniture and Fittings	45,303
Kitchen Equipment	22,470
Operating Equipment	8,325
Leasehold Improvements	$118,983

Depreciation:
Office equipment	(30,716)
Furniture and Fittings	(34,448)
Kitchen Equipment	(9,517)
Operating Equipment	(3,815)
Leasehold Improvements	(48,670)
Total, net	$113,520

December 31, 2023

Office Equipment	$30,861
Furniture and Fittings	46,376
Kitchen Equipment	23,044
Operating Equipment	8,522
Leasehold Improvements	122,083

Depreciation:
Office Equipment	(15,848)
Furniture and Fittings	(31,518)
Kitchen Equipment	(8,368)
Operating Equipment	(3,373)
Leasehold Improvements	(42,549)
Total, net	$129,230

For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expenses of $14,643 and $14,591, respectively.

NOTE 8 — ACCRUED COMMISSIONS

Accrued commissions as of March 31, 2024 and December 31, 2023 represent mainly sales commission payable. For the three months ended March 31, 2024 and 2023, sales commission expenses of $0 and $11,868 respectively, were recorded and included in cost of revenue in the Company’s consolidated statement of operations.

NOTE 9 — DUE TO ALSET INC.

Alset Inc (“AEI”) is the ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at March 31, 2024 and December 31, 2023 are $202,645 and $202,645 respectively.

NOTE 10 — DUE TO/FROM RELATED PARTIES

Due to Alset International Ltd.

Alset International Ltd. (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at March 31, 2024 and December 31, 2023 are $2,552,291 and $1,729,901, respectively.

Due to Alset Business Development Pte. Ltd.

Alset Business Development Pte. Ltd. (“ABD”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to ABD represents amount loaned by ABD to Hapi Cafe Inc. (“HCI”) for the investment on Ketomei Pte. Ltd (“Ketomei”) in March 2022. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. The amounts due to ABD at March 31, 2024 and December 31, 2023 are $180,237 and $184,507, respectively.

Due to BMI Capital Partners International Ltd.

BMI Capital Partners International Ltd. (“BMI”) is incorporated in Hong Kong and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to BMI represents short-term working capital advances to the Company for its daily operation. There is no written, executed agreement and no financial/non-financial covenants and the amount due to BMI is non-interest bearing. Since the amount due to BMI is due upon request, it is classified as a current liability. The amounts due to BMI at March 31, 2024 and December 31, 2023 are $1,439 and $1,442, respectively.

General and Administrative Services

Commencing on the date the Company’s Units were first listed on the Nasdaq, the Company has agreed to pay to Alset Management Group Inc. a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination, the Company ceased paying these monthly fees. During the three months ended March 31, 2024 and 2023, the Company recorded a charge of $0 and $30,000, to the statement of operations pursuant to the agreement.

Related Party Loans

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”), which was entered into on January 31, 2022 and on May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation are now amended, in part, so that the Company’s ability to complete a business combination may be extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor has funded the first 30-day extension payment on May 3, 2023. The Sponsor has also made subsequent extension payments on June 5th and July 6th of $68,928 and $69,158, respectively. The Sponsor is entitled to the repayment of these extension payments, without interest. If the Company completes its initial Business Combination, it will, at the option of the Sponsor, repay the extension payments out of the proceeds of the Trust Account released to it or issue securities of the Company in lieu of repayment. As of March 31, 2024 and December 31, 2023 there was $205,305 outstanding under the extension loan.

Due from Alset Acquisition Sponsor LLC

Alset Acquisition Sponsor LLC (“Sponsor”) owed $205,305 and $205,305 at March 31, 2024 and December 31, 2023, respectively, which represents expenses paid by the Company on behalf of the Sponsor.

NOTE 11 — RELATED PARTY TRANSACTIONS

On June 10, 2021, Hapi Café Inc. (“HCI”) signed a convertible loan agreement with Ketomei Pte. Ltd. (“Ketomei”), pursuant to which HCI has agreed to grant Ketomei a loan of an aggregate principal amount of $75,525 (SG$100,000). On March 21, 2022, HCI signed a legally binding term sheet with Ketomei, and HCI has agreed to invest in Ketomei $258,186 (SG$350,000) for 28% interest in Ketomei. The investment was partially paid by the $75,525 (SG$100,000) loan borrowed to Ketomei and the accrued interest of $6,022 (SG$6,433). The balance of $183,311 (SG$243,567) was paid in cash.

On July 28, 2022 HCI entered into binding term sheet with Ketomei and Tong Leok Siong Constant, pursuant to which HCI lent Ketomei $43,254 (SG$60,000). This loan had a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards.

On August 4, 2022, the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which HCI agreed to lend Ketomei up to $260,600 (SG$360,000) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. As of August 31, 2023, the $263,766 (SG$360,000) loan was paid by the $214,903 (SG$293,310) loan borrowed to Ketomei and $48,862 (SG$66,690) was paid for the expenses on behalf of Ketomei. In addition, pursuant to the Second Term Sheet, the July 28, 2022, loan was modified to include conversion rights. The Parties agree that the conversion rate will be at approximately $0.022 per share.

On August 31, 2023, the same parties entered into another binding term sheet pursuant to which HCI agreed to lend Ketomei up to $36,634 (SG$50,000) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of October 31, 2023, the $37,876 (SG$50,000) loan was paid to Ketomei.

On October 26, 2023, the same parties entered into another binding term sheet pursuant to which HCI agreed to lend Ketomei up to $37,876 (SG$50,000) pursuant to a non- convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of March 31, 2024, the $37,000 (SG$50,000) loan was paid by the $21,134 (SG$28,560) loan borrowed to Ketomei and $15,865 (SG$21,440) was paid for the expenses on behalf of Ketomei.

On February 20, 2024, the Company invested an additional $312,064 (SG$420,000) for an additional 38.41% ownership interest in Ketomei by converting $312,064 (SG$420,000) convertible loan. The loan was impaired at the year ended December 31, 2023, therefore, $312,064 (SG$420,000) was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, the Company owns 55.65% of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of HWH International Inc. beginning on February 20, 2024.

On March 20, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (the “Convertible Note”) in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the Securities Purchase Agreement, for an aggregate purchase price of $250,000. At the time of filing, the Company has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2024 and December 31, 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2024
Asset
Warrants – SHRG	$-	$141,667	$-	$141,667
Convertible loans receivable – SHRG	-	324,521	-	$324,521

Total Investment in securities at Fair Value	$-	$466,188	$-	$466,188

The fair value of the SHRG warrants under level 2 category as of March 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

March 31,
2024

Stock price	$0.0016
Exercise price	$0.0012
Risk free interest rate	4.22%

Annualized volatility	136.81%
Dividend Yield	$0.00%
Year to maturity	4.96

The Company has elected to recognize the convertible loan at fair value and therefore there was no further evaluation of embedded features for bifurcation. The Company engaged third party valuation firm to perform the valuation of convertible loans. The fair value of the convertible loans is calculated using the binomial tree model based on probability of remaining as straight debt using discounted cash flow with the following assumptions:

March 31, 2024
Risk-free interest rate	4.417%
Expected life	2.96 year
Discount rate	6.00%
Expected volatility	132.407%
Expected dividend yield	0%
Fair value	$324,521

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Revenue from F&B business amounting to approximately $1,344 and $1,314 was related to corporate sales. That revenue was derived from corporate sales to related parties who purchased meals and paid for their staff, during the three months ended March 31, 2024 and 2023, respectively.

Included in Accounts Receivable, net at March 31, 2024 and December 31, 2023 is $8,953 and $7,405, respectively, of amounts due from related parties.

Included in other income during the three months ended March 31, 2024 and 2023 is $1,819 and $1,723, respectively of rental income from related parties.

NOTE 12 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company consists of 56,000,000 shares, consisting of (a) 55,000,000 shares of common stock (the “Common Stock”), and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”). As of March 31, 2024, there were no shares of preferred stock outstanding.

The Company previously had shares of Class B common stock outstanding, which automatically converted into Class A common stock at the time of a Business Combination, on a one-for-one basis.

Rights - Each holder of a right automatically received one-tenth (1/10) of one share of common stock upon consummation of the initial Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants became exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination.

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

The following table summarizes the warrant activity for the three months ended March 31, 2024 and 2023.

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2023	4,549,375	$11.5	4.78	$-
Warrants Vested and exercisable at December 31, 2023	4,549,375	$11.5	4.78	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2024	4,549,375	$11.5	4.78	$-
Warrants Vested and exercisable at March 31, 2024	4,549,375	$11.5	4.78	$-

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2022	4,549,375	$11.5	5.78	$-
Warrants Vested and exercisable at December 31, 2023	4,549,375	$11.5	5.78	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2023	4,549,375	$11.5	5.78	$-
Warrants Vested and exercisable at March 31, 2023	4,549,375	$11.5	5.78	$-

Issuance of HWH Shares to EF Hutton

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by the Company and EF Hutton, a division of Benchmark Investments, LLC, under which in lieu of the Company tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash upon the closing of the business combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of business combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the Company shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

NOTE 13 —LEASES

The Company has operating leases for its office spaces in South Korea and two F&B stores in Singapore. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.23 years, with a weighted-average discount rate is 4%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $125,143 and $130,044 which were included in general and administrative expenses in the statements of operations for the three months ended March 31, 2024 and March 31, 2023, respectively. Total cash paid for operating leases amounted to $170,801 and $144,209 for the three months ended March 31, 2024 and 2023, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $3,441 and $12,107 is included in general and administrative expenses for the three months ended March 31, 2024 and 2023, respectively. Supplemental balance sheet information related to operating leases was as follows:

	March 31, 2024	December 31, 2023

Right-of-use assets	$459,339	$598,508

Lease liabilities - current	$362,343	$429,687
Lease liabilities - non-current	110,344	182,380
Total lease liabilities	$472,687	$612,067

As of March 31, 2024, the aggregate future minimum rental payments under non-cancelable agreement are as follows:

Maturity of Lease Liabilities	Total

12 months ended March 31, 2025	$374,451
12 months ended March 31, 2026	111,616
Total undiscounted lease payments	$486,067
Less: Imputed interest	(13,380)
Present value of lease liabilities	$472,687
Operating lease liabilities - Current	362,343
Operating lease liabilities - Non-current	$110,344

NOTE 14 — COMMITMENTS AND CONTINGENCIES

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings.

NOTE 15 —DISAGGREGATION OF REVENUE

Selected financial information of the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows: Product sales only represent sales to members, not third parties who are not members.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Membership Fee	$-	$12,583
Product Sales	-	203
Food and Beverage	286,110	187,776
Total	$286,110	$200,562

NOTE 16 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of March 31, 2024 and December 31, 2023, uninsured cash balances were $621,561 and $21,989,947, respectively.

Major Suppliers

For the three months ended March 31, 2024, five suppliers accounted for approximately over 80% of the Company’s total costs of revenue.

For the three months ended 31, 2023, five suppliers accounted for approximately over 62% of the Company’s total costs of revenue.

NOTE 17 — INVESTMENT IN ASSOCIATE & CONVERTIBLE NOTE RECEIVABLE, RELATED PARTY

Until February 20, 2024, the Company held an equity method investment in a related party, Ketomei, and also had a convertible note receivable with Ketomei. The following table shows the activity of the investment and note during the three months ended 2024.

	December 31, 2023	Additions	Loss on investment	Impairment	March 31, 2024
Investment in associate, related party	$-	$310,796	$(14,744)	$(296,052)	$-
Convertible note receivable, related party	-	(249,352)	-	249,352	-
Total	$-	$61,443	$(14,744)	$(46,699)	$-

	December 31, 2022	Additions	Loss on investment	Impairment	March 31, 2023
Investment in associate, related party	$155,369	$3,318	$(53,199)	$-	$105,488
Convertible note receivable, related party	198,125	20,554	-	-	218,679
Total	$353,494	$23,872	$(53,199)	$-	$324,166

During the year 2024, the Company impaired the investment in associate of $296,052 to $0, convertible note receivable of ($249,352) to $0 and goodwill of $323,864 to $0. Total impairment expenses was $366,192.

On February 20, 2024, the Company invested an additional $312,064 (SG$420,000) for an additional 38.41% ownership interest in Ketomei by converting $312,064 (SG$420,000) convertible loan. The loan was impaired at the year ended December 31, 2023, therefore, $312,064 (SG$420,000) was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, the Company owns 55.65% of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of HWH International Inc. beginning on February 20, 2024.

During the three months ended March 31, 2024, the Company held a convertible note receivable with SHRG. The following table shows the activity of the investment and note during the three months ended 2024.

	December 31, 2023	Additions	Unrealized Gain	March 31, 2024
Convertible note receivable, related party	$-	$250,000	$74,521	$324,521
Total	$-	$250,000	$74,521	$324,521

During the three months ended 2023, the Company revalued the convertible note receivable with SHRG of $250,000 to $324,521. The total $74,521 revaluated amount was booked in additional paid in capital as this was a related party transaction.

NOTE 19 – CHANGE IN FISCAL YEAR

In connection with Business Combination, SPAC changed its fiscal year from November 30 to December 31. SPAC has recently reported its audited financial statements on form 10-K for the year ended November 30, 2023. SPAC’s financial statement for one month of December 2023, that were not previously reported include expenses related to business combination, ordinary business expenses and investment income.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)
CONSOLIDATED BALANCE SHEETS

December 31,
2023
ASSETS
Current assets:
Cash	$280,398
Other current assets	100,000
Total current assets	380,398

Cash and marketable securities held in Trust Account	21,346,768
Total assets	$21,727,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$30,156
Extension Loan – Related Party	205,305
Total current liabilities	235,461

Deferred underwriting compensation	3,018,750
Total liabilities	3,254,211

Commitments and contingencies	-

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 shares (at approximately $10.35 per share) as of December 31, 2023	20,457,011

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 issued and outstanding (excluding 1,976,036 shares subject to possible redemption) as of December 31, 2023	47
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of December 31, 2023	216
Accumulated deficit	(1,984,319)
Total stockholders’ deficit	(1,984,056)
Total liabilities and stockholders’ deficit	$21,727,166

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the One
Month Ended
December 31, 2023
EXPENSES
Administration fee - related party	$10,000
General and administrative	610,841
TOTAL EXPENSES	610,841

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	94,130
Other Income	155,763
TOTAL OTHER INCOME	249,893

Pre-tax loss	370,948

Income tax expense	-

Net loss	$370,948

NOTE 20 — SUBSEQUENT EVENT

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the three months ended March 31, 2024.

Meteora Settlement

Pursuant to a settlement agreement made with Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC (collectively, “Meteora”) as of April 11, 2024, the Company paid Meteora $200,000, and agreed that Meteora could retain $100,000 already paid to Meteora. This settlement agreement was entered into in connection with a subscription agreement entered into as of July 30, 2023, by and among the Company and Meteora.

Joint Venture

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai Ambrose, HWH’s Executive Chairman, as a part of HWH’s strategy of building its travel business in Asia. The planned joint venture company (referred to here as the “JVC”) will be known as HapiTravel Holding Pte. Ltd. The JVC will be initially owned as follows: (a) HWHPL will hold 19% of the shares in the JVC; (b) Mr. Chan will hold 11%; and (c) the remaining 70% of the shares in the JVC are to be held by Mr. Chen.

Ideal Food & Beverage Pte. Ltd.

On March 14, 2024, the Company entered into a shares subscription agreement through its subsidiary Alset F&B Holding Pte. Ltd. (“F&BH”) to subscription of shares in Ideal Food & Beverage Pte. Ltd. (“IFBPL”) with the subscription of 19,000 shares constituting S$19,000 (and 19%) of the issued and paid-up capital of IFBPL. And due to the bank account of IFBPL was under opening procedure, the Company will pay it until the process was completed.

Credit Facility Agreement

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder (“Alset Inc.”), pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000.

Pursuant to the Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Agreement. HWH may at any time during the term of the Agreement prepay a portion or all amounts of its indebtedness without penalty. Each advance shall not be secured by a lien or other encumbrance on any HWH assets, but shall be solely a general unsecured debt obligation of HWH.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “HWH International Inc.,” “our,” “us” or “we” refer to HWH International Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

Our newly acquired business started in South Korea with a single-level membership marketing model with limited products for sale. We registered the business on April 1, 2019, and we started selling founders package on July 1, 2019. While we had been profitable and growing, the COVID-19 pandemic had a material adverse effect on such growth and profits. Due to the decline in membership and revenue starting in 2020, we reorganized our internal staff by adding a broader team in each of the United States, Hong Kong and Singapore with direct selling and business development experience to head up and expand our operations across various geographies and revised our business plan to a multi-level membership tier model in 2022, with more products and services to be made available to our members. We created a new corporate structure, with subsidiaries in the U.S., Hong Kong and Singapore, that would allow for quick geographical expansion and turned our focus to the Hapi Café development.

We have 9,811 individuals with founding member status. This is a privileged class that will be able to enjoy continuous membership benefits in time to come given that they have trusted the company and joined at an early stage. Such benefits include the ability to purchase new memberships, in the model described below, at a favorable rate to be determined by the Company. They will also continue to be able to earn affiliate commissions as they sell our products in the marketplace and enjoy discounted rates when visiting Hapi Cafés until further notice. The total number of founding members was capped at 10,000. The Company is in the midst of implementing a new membership model that operates on a yearly subscription basis. While we are not currently selling memberships, we intend to resume membership sales under this new model.

Members will get exclusive discounts on HWH Marketplace products, priority invites to product launch events and other parties, and can earn passive income when a member’s referral signs up for membership or makes an initial purchase through the HWH Marketplace products through them.

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

Our travel business is in the planning stage as we are working with our affiliates to determine the market-by-market services. Through our travel business, we plan to offer exclusive access to unpublished rates and discounts on air travel, cruises, car rentals, hotels, and resorts for members.

Hapi Wealth Builder is in the planning stage as we are exploring the options of providing services to our members through financial educational materials aimed at various types of investing opportunities. The team has been diligently producing digital content for Hapi Wealth Builder and working to collaborate with the right partners to launch the program and make it available to members. We have been establishing Hapi Cafés as venues and destinations that help build the credibility and reputation of the Company and its Hapi Wealth Builder business, which we intend to launch in 2024.

Our Revenue Model

Our total revenue for the three months ended March 31, 2024 and 2023 was $286,110 and $200,562, respectively. Our net loss for the three months ended March 31, 2024 was $1,336,519 and net income for the three months ended March 31, 2023 was $171,849, respectively.

We currently recognize revenue from the sale of products, memberships and food and beverages to customers. Sales of memberships accounted for approximately 0% of revenue in the three months ended March 31, 2024, and 6% of revenue in the three months ended March 31, 2023. Sales of food and beverage accounted for approximately 100% and 94% of revenue in the three months ended March 31, 2024, and 2023, respectively.

From a geographical perspective, we recognized 4% and 96% of our total revenue in the three months ended on March 31, 2024, in South Korea and Singapore, respectively, and 13% and 87% in the three months ended March 31, 2023, in South Korea and Singapore, respectively.

We believe that, on an ongoing basis, the revenue generated from sales of membership will decline as a percentage of our total revenue as we expect to experience greater revenue contribution from our café business and product sales.

Matters that May or Are Currently Affecting Our Business

In addition to the matters described above, the primary challenges and trends that could affect or are affecting our financial results include:

● Our ability to improve our revenue through cross-selling and revenue-sharing arrangements among our group of companies;

● Our ability to identify complementary businesses for acquisition, obtain additional financing for these acquisitions, if and when needed, and profitably integrate them into our existing operation;

● Our ability to attract competent, skilled technical and sales personnel for each of our businesses at acceptable compensation levels to manage our overhead; and

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings.

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements and related notes include all the accounts of the Company and its wholly owned subsidiaries. They have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated in consolidation.

Use of Estimates and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, allowance for credit losses, recoverability and useful lives of property, plant and equipment, the valuation allowance of deferred taxes, contingencies, and equity compensation. Actual results could differ from those estimates.

Revenue Recognition and Cost of Sales

Product Sales: The Company’s performance obligation is to transfer ownership of its products to its members. The Company generally recognizes revenue when a product is delivered to its members. Revenue is recorded net of applicable taxes, allowances, refund or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership return for the three months ended March 31, 2024, and 2023 were approximately $0 and $1,162, respectively.

Membership Fee: The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership; the fee is not refundable. The Company’s performance obligation is to provide its members with the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. The Company recognizes revenue from membership fee over the one-year period of membership.

Food and Beverage: The revenue received from Food and Beverage business in the three months ended March 31, 2024, and 2023 were $286,110 and $187,776, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Revenue	$286,110	$200,562
Cost of revenue	122,813	77,769
Operating expenses	1,495,383	736,391
Other income (expense)	(4,433)	960,620
Provision for income taxes	-	175,173
Net (loss) income	$(1,336,519)	$171,849

Revenue

Revenue was $286,110 and $200,562 for the three months ended March 31, 2024 and 2023, respectively. Word of mouth, a social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue increased in 2024 due to the increased revenue from F&B business in Singapore.

Please see the following table below, which illustrates revenues received from memberships:

	For 2024	For 2023	Variance
Number of Memberships Sold	-	16	(16)
Cash received from membership	-	12,583	(12,583)

For the three months ended March 31, 2024 and 2023, our revenue was generated as per the following:

	March 31, 2024	March 31, 2023
Membership Fee	$-	$12,583
Product Sales	-	203
Food and Beverage	286,110	187,776
Total	$286,110	$200,562

Cost of revenue

Cost of revenues increased from $77,769 in the three months ended March 31, 2023 to $122,813 in the three months ended March 31, 2024. The increase is a result of the increase in sales of F&B business.

Sales commissions decreased from $11,868 to ($234) in the three months ended March 31, 2023 and 2024, respectively, due to decrease in sale of memberships.

The gross margin increased from $122,793 to $163,297 in the three months ended March 31, 2023 and 2024, respectively. The increase of gross margin was caused by the increase in F&B revenue.

Operating expenses

Operating expenses increased from $736,391 to $1,495,383 in the three months ended March 31, 2023 and 2024, respectively, due to general and administrative expenses increased from $736,391 to $1,129,191 in the years ended March 31, 2023 and 2024, respectively. The increase of general and administrative expenses in 2024 compared with 2024 was mostly caused by the increase in the operating expenses for the food and beverage business in Korea and Singapore and the professional fee due to the 10Q & S-4 filing.

Other income (expense)

In the three months ended March 31, 2024, the Company had other expense of $4,433 compared to other income of $960,620 in the three months ended March 31, 2023. The decrease due to interest income from $944,565 to $25,458 in the three months ended March 31, 2023 and 2024, respectively.

Net loss

In the three months ended March 31, 2024 the Company had net loss of $1,336,519 compared to net income of $171,849 in the three months ended March 31, 2023.

Liquidity and Capital Resources

Our cash has decreased from $22,505,969 as of December 31, 2023 to $999,506 as of March 31, 2024. Our liabilities increased from $4,372,803 at December 31, 2023 to $5,526,158 at March 31, 2024. Our total assets have decreased to $2,558,159 as of March 31, 2024 from $23,710,684 as of December 31, 2023.

The Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations, and financing availability from related parties are sufficient to fund our operations for at least the next 12 months. The Company’s capital requirements for the planned expansion are based on, among other items, geographical specific property costs, team requirements, and marketing steps needed. Our expansion shall consist of plans to take over leases of existing Hapi Cafes we currently do not own, as we look to add Hapi Cafes over the next two (2) years. If we take over these existing leases, it will require a minimum investment for each lease we take over for each Hapi Café. Proceeds received as a result of the anticipated business combination, will allow us to seek these expansion plans. Depending on the amount of proceeds we raise as part of the anticipated business combination, we may or may not need or seek additional funding or alter our strategic growth plans after the business combination is effectuated. There is no guarantee that we will be able to execute on our plans as laid out above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not contain any adjustments that might be required should the Company be unable to continue as a going concern.

The Company has obtained a letter of financial support from Alset International Limited and Alset Inc., a direct and indirect owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Summary of Cash Flows for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Net cash (used in) / provided by operating activities	$(638,210)	$262,251
Net cash used in investing activities	$(252,072)	$(8,227)
Net cash provided by / (used in) financing activities	$749,948	$(182,730)

Cash Flows from Operating Activities

Net cash used in operating activities was $638,210 in the three months ended of March 31, 2024, as compared to net cash provided by operating activities of $262,251 in the same period of 2023. Professional fee for the combination of the Company and issued note receivable to related parties contributed to the increase of cash used in operating activities in the three months ended March 31, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $252,072 in the first three months of March 31, 2024, as compared to net cash used in investing activities of $8,227 in the same period of 2023. In the three months ended March 31, 2024 we paid $2,072 for purchases of property and equipment and $250,000 for convertible note receivable – related party. In the three months ended March 31, 2023 we paid $8,227 for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $749,948 in the three months ended March 31, 2024, compared to net cash provided by operating activities of $182,730 in the same period of 2023. In the three months ended March 31, 2024 we received $1,101,255 from a related party. In the three months ended March 31, 2023 we received $182,730 from a related party.

Underwriting Agreement

On February 3, 2022, the Company paid a cash underwriting discount of $0.20 per Unit, or $1,725,000.

In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $3,018,750 in the aggregate, however on December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with the Underwriting Agreement, under which in lieu of the Company tendering the full amount, the underwriters will accept a combination of $325,000 in cash upon the closing of the business combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of business combination on January 9, 2024. Additionally, the Company has granted EF Hutton an irrevocable right of first refusal (the “ROFR”) to act as the sole investment banker, sole book-runner, and/or sole placement agent, at EF Hutton’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financing for a period commencing on the date of the satisfaction and ending twenty-four (24) months after the closing of the business combination.

Merger Agreement

As previously disclosed, on August 1, 2023, Alset held the Special Meeting, at which the Alset stockholders considered and adopted, among other matters, a proposal to approve the Business Combination. On the Closing Date, the parties consummated the Business Combination pursuant to the terms of that certain Agreement and Plan of Merger, dated September 9, 2022 (the “Merger Agreement”), by and among Alset, Merger Sub, a Nevada corporation, and HWH International Inc., a Nevada corporation.

Pursuant to the terms of the Merger Agreement, (and upon all other conditions pursuant to the Merger Agreement being satisfied or waived), on the Closing Date, (i) the Merger Agreement provides for the combination of HWH and Merger Sub under Alset, with HWH surviving as the Surviving Corporation (collectively, the “Merger”). At the consummation of the Merger, HWH will survive as a direct, wholly-owned subsidiary of Alset; and (ii) Alset will change its name to “HWH International Inc.”

The transaction has closed, as all closing conditions as referenced in the Merger Agreement have either been met or waived by the parties. Certain closing conditions that have been waived by the parties, pursuant to the Merger Agreement include Section 8.1(i), which states “the aggregate cash available to Alset at the Closing from the Trust Account (after giving effect to the redemption of any shares of Alset Class A Common Stock in connection with the Alset Proposals, but before giving effect to (i) the payment of the Outstanding Alset Transaction Expenses, and (ii) the payment of the Outstanding Company Transaction Expenses), shall equal or exceed Thirty Million dollars ($30,000,000); and 8.1(j), which states “upon the closing, Alset shall not have redeemed shares of Alset Class A Common Stock in the Offer in an amount that would cause Alset to have less than $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act).”

Registration Rights Agreement

On January 31, 2022 the Company, the Sponsor, and certain persons and entities holding securities of the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is obligated to register certain securities, including (i) all of the shares of Company common stock and warrants held by the Sponsor, and Company common stock issuable upon exercise of such warrants, and (ii) the shares of Company common stock and Company common stock underlying warrants that were issued in the Private Placement on January 31, 2022. The Company is obligated to (a) file a resale registration statement to register such securities within 15 business days after the closing of the Business Combination, and (b) use reasonable best efforts to cause such registration statement to be declared effective by the SEC within 60 business days after the closing of the Business Combination.

Lock-Up Agreements

In connection with the execution of the Merger Agreement, at the closing, each of the HWH Holders holding more than 5% of the HWH Common Stock and certain members of HWH’s management team will enter into a Lock-Up Agreement with Alset in substantially the form attached to the letter Agreement dated January 31, 2022 (the “Letter Agreement”) (each, a “Lock-Up Agreement”). Under the Lock-Up Agreement, each such holder will agree not to, during the period commencing from the Closing and with respect to the shares of Alset Common Stock to be received as part of the Merger Consideration by the HWH Holder (together with any securities paid as dividends or distributions with respect to such securities or into which such securities are exchanged or converted, the “Restricted Securities”), (A) ending on the earlier of six months after the date of the Closing, the date on which the closing sale price of shares of Alset Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (y) the date after the Closing on which Alset consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Alset’s stockholders having the right to exchange their equity holdings in Alset for cash, securities or other property.

Termination of Subscription Agreement

On July 30, 2023, by and among Alset Capital Acquisition Corp., a Delaware corporation and HWH International Inc., a Nevada corporation, on the one hand, and Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”) and Meteora Strategic Capital, LLC, (“MSC”) (with MCP, MSOF, MSTO and MSC collectively as “Seller”), on the other hand (the “Confirmation”) and the Subscription Agreement entered into as of July 30, 2023, by and among ACAX and Seller (the “Subscription Agreement”). The Subscription Agreement has been terminated.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2024 or the year ended December 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to South Korea and which were approximately $2.7 million and $2.1 million on March 31, 2024 and December 31, 2023, respectively, are the reason for the fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and South Korea will remain at approximately $2.7 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2024, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these exemptions until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Management is responsible for the preparation and fair presentation of the financial statements included in this prospectus. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2023, management determined that our company did not maintain effective controls over financial reporting due to having a limited staff with U.S. GAAP and SEC reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP and SEC experience.

This prospectus does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this prospectus.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2024.
3.2	Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2024.
10.1	Agreement and Plan of Merger Agreement (included as Annex A-1 to the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission on July 7, 2023, and incorporated herein by reference).
10.2	Satisfaction and Discharge Agreement, dated December 18, 2023, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2024.
10.3	Credit Facility Agreement, between Alset Inc. and HWH International Inc., dated April 24, 2024, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL INC.

May 15, 2024	By:	/s/ John Thatch
	Name:	John Thatch
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 15, 2024	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

