Form 10-Q
period 2024-06-30
HWH International Inc.
filed 2024-08-12
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 16,223,301 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

HWH INTERNATIONAL INC.

Form 10-Q For the Quarter Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HHW International Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30, 2024 (Unaudited)	December 31, 2023 (as restated)
ASSETS

Current Assets
Cash	$821,353	$1,159,201
Account receivable, net	25,723	28,611
Inventory	1,460	1,977
Other receivables, net	107,034	41,203
Convertible loans receivable - related party, at fair value	868,593	-
Investment security – related party	137,500	-
Prepaid expenses	14,921	106,862
Total Current Assets	$1,976,584	$1,337,854

Non-Current Assets
Property and equipment, net	$117,433	$129,230
Cash and marketable securities held in Trust Account	-	21,346,768
Deposits	389,928	298,324
Investment at cost	14,010	-
Operating lease right-of-use assets, net	570,325	598,508
Total Non-Current Assets	$1,091,696	$22,372,830

TOTAL ASSETS	$3,068,280	$23,710,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$525,552	$167,355
Accrued commissions	77,906	85,206
Due to related parties, net	4,192,369	2,323,800
Operating lease liabilities - current	384,817	429,687
Deferred underwriting fee payable	-	3,018,750
Notes payable - current	241,300	-
Total Current Liabilities	$5,421,944	$6,024,798

Non-Current Liabilities
Operating lease liabilities - non-current	$198,300	$182,380
Notes payable - non-current	947,499	-
Total Non-Current Liabilities	$1,145,799	$182,380

Commitments and Contingencies

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 shares (at approximately $10.35 per share) as of December 31, 2023	$-	$20,457,011

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,223,301 and 10,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,623	1
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 473,750 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	47
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 2,156,250 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	216
Additional paid in capital	1,138,250	9
Accumulated other comprehensive loss	(261,469)	(197,041)
Accumulated deficit	(4,490,164)	(2,765,403)
Total HWH International Inc. Stockholders’ deficit	$(3,611,760)	$(2,962,171)
Non-controlling interests	112,297	8,666
Total Stockholders’ Deficit	(3,499,463)	(2,953,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,068,280	$23,710,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023 (as restated)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023 (as restated)

Revenue
- Membership	$-	$-	$-	$12,583
- Non-membership	334,882	195,198	620,992	383,177
Total Revenue	$334,882	$195,198	$620,992	$395,760

Cost of revenue
- Membership	$-	$(822)	$-	$(12,690)
- Non-membership	(169,969)	(72,798)	(292,782)	(138,699)
Total Cost of revenue	$(169,969)	$(73,620)	$(292,782)	$(151,389)

Gross profit	$164,913	$121,578	$328,210	$244,371

Operating expenses:
General and administrative expenses	$(654,740)	$(582,466)	$(1,783,931)	$(1,318,857)
Impairment of convertible note receivable – related party, and equity method investment - related party	-	-	(42,328)	-
Impairment loss on goodwill	-	-	(323,864)	-
Total Operating expenses	$(654,740)	$(582,466)	$(2,150,123)	$(1,318,857)

Other income (expense)
Other income	$90,387	$574,438	$168,400	$1,574,404
Interest expense	(18,697)	-	(36,828)	-
Unrealized gain (loss) on related party transactions	34,498	(11,332)	(15,073)	2,521
Loss on equity method investment - related party	-	(10,446)	(14,744)	(63,645)
Unrealized loss on convertible note receivable – related party	(20,002)	-	(20,002)	-
Total Other income	$86,186	$552,660	$81,753	$1,513,280

(Loss) income before provision for income taxes	(403,641)	91,772	(1,740,160)	438,794

Provision for income taxes	-	(154,707)	-	(329,880)

Net (loss) income	$(403,641)	$(62,935)	$(1,740,160)	$108,914

Less: Net (loss) income attributable to Non-Controlling Interests	(15,718)	1,478	(15,399)	2,200

Net (loss) income attributable to common stockholders	$(387,923)	$(64,413)	$(1,724,761)	$106,714

Other comprehensive income, net of tax:
Foreign currency translation adjustment to common shareholders	$(151,246)	$15,512	$(64,428)	$74,355
Foreign currency translation adjustment to Non-controlling interests	-	-	-	-
Total Other comprehensive income, net of tax:	$(151,246)	$15,512	$(64,428)	$74,355

Comprehensive (loss) / income attributable to common stockholders
Net (loss) / income	$(387,923)	$(64,413)	$(1,724,761)	$106,714
Foreign currency translation adjustment	(151,246)	15,512	(64,428)	74,355
Total Comprehensive (loss) / income attributable to common stockholders	$(539,169)	$(48,901)	$(1,789,189)	$181,069

Comprehensive (loss) / income attributable to non-controlling interests
Net (loss) / income	$(15,718)	$1,478	$(15,399)	$2,200
Foreign currency translation adjustment	-	-	-	-
Total Comprehensive (loss) / income attributable to non-controlling interests	$(15,718)	$1,478	$(15,399)	$2,200

	Three Months Ended June 30, 2024			Three Months Ended June 31, 2023
	Common stock	Class A common stock	Class B common stock	Common stock	Class A common stock	Class B common stock
Loss per common share
Basic	$(0.02)	$-	$-	$(0.02)	$(0.02)	$(0.02)
Diluted	$(0.02)	$-	$-	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic	16,223,301	-	-	10,000	473,750	2,156,250
Diluted	16,223,301	-	-	10,000	473,250	2,156,250

	Six Months Ended June 30, 2024			Six Months Ended June 31, 2023
	Common stock	Class A common stock	Class B common stock	Common stock	Class A common stock	Class B common stock
(Loss) earnings per common share
Basic	$(0.11)	$(0.11)	$(0.11)	$0.04	$0.04	$0.04
Diluted	$(0.11)	$(0.11)	$(0.11)	$0.04	$0.04	$0.04

Weighted average number of common shares outstanding
Basic	15,510,628	20,824	94,780	10,000	473,750	2,156,250
Diluted	15,510,628	20,824	94,780	10,000	473,750	2,156,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Class A Common stock		Class B Common stock		Common Stock			Accumulated		Total HWH
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid in Capital	Other Comprehensive (Loss)	Accumulated Deficit	International Inc. Stockholders’ deficit	Non- controlling interests	Total Stockholders’ deficit

Balances at December 31, 2022	473,750	$47	2,156,250	$216	10,000	$1	$9	$(200,039)	$(1,610,504)	$(1,810,270)	$4,836	$(1,805,434)

Net income	-	-	-	-	-	-	-	-	$171,127	$171,127	$722	$171,849
Foreign currency translation adjustment	-	-	-	-	-	-	-	$58,843	-	$58,843	-	$58,843
Balances at March 31, 2023	-	-	-	-	-	-	-	$(141,196)	$(1,439,377)	$(1,580,300)	$5,558	$(1,574,742)

Remeasurement of Class A common stock to redemption value	-	-	-	-	-	-	-	-	$(425,044)	$(425,044)	-	$(425,044)
Extension Loan	-	-	-	-	-	-	-	-	$(136,147)	$(136,147)	-	$(136,147)
Net (loss) income	-	-	-	-	-	-	-	-	$(64,413)	$(64,413)	$1,478	$(62,935)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$15,512	-	$15,512		$15,512

Balances at June 30, 2023	473,750	$47	2,156,250	$216	10,000	$1	$9	$(125,684)	$(2,064,981)	$(2,190,392)	$7,036	$(2,183,356)

Balances at December 31, 2023	473,750	$47	2,156,250	$216	10,000	$1	$9	$(197,041)	$(2,765,403)	$(2,962,171)	$8,666	$(2,953,505)
Issuance of Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	-	-	149,443	$15	$1,509,375	-	-	$1,509,390	-	$1,509,390
Issuance of Common Stock during Merger	-	-	-	-	13,433,858	$1,344	$(1,369)	-	-	$(25)	-	$(25)
Adjustment to Temporary Equity	-	-	-	-	-	-	$(645,860)	-	-	$(645,860)	-	$(645,860)
Convert Common Stock Class A and B to Common Stock	(473,750)	$(47)	(2,156,250)	$(216)	2,630,000	$263	-	-	-	-	-	-
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	216,188	-	-	$216,188	-	$216,188
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-	$155,514	$155,514
Net (loss) income	-	-	-	-	-	-	-	-	$(1,336,838)	$(1,336,838)	$319	$(1,336,519)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$86,818	-	$86,818	-	$86,818

Balances at March 31, 2024	-	-	-	-	16,223,301	$1,623	$1,078,343	$(110,223)	$(4,102,241)	$(3,132,498)	$164,499	$(2,967,999)

Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$59,907	-	-	$59,907	-	$59,907
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-	$(36,484)	$(36,484)
Net loss	-	-	-	-	-	-	-	-	$(387,923)	$(387,923)	$(15,718)	$(403,641)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(151,246)	-	$(151,246)	-	$(151,246)

Balances at June 30, 2024	-	-	-	-	16,223,301	$1,623	$1,138,250	$(261,469)	$(4,490,164)	$(3,611,760)	$112,297	$(3,499,463)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 31, 2024 and 2023 (Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023 (as restated)
Cash flows from operating activities:
Net (loss) income	$(1,740,160)	$108,914

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income	-	(1,474,398)
Unrealized foreign exchange loss (gain) on related party transactions	15,073	(2,521)
Loss on equity method investment, related party	14,744	63,645
Depreciation	30,209	28,475
Non-cash lease expense	260,139	256,038
Impairment of convertible note receivable – related party, and equity method investment - related party	42,328	-
Impairment loss on goodwill	323,864	-
Unrealized loss on convertible note receivable – related party	20,002	-
Loss on disposal of property, plant and equipment	5,820	-

Changes in operating assets and liabilities:
Account receivables	8,588	(8,468)
Other receivables	(64,417)	(64,716)
Prepaid expenses	91,808	(58,486)
Deposit	(96,026)	835
Inventory	460	4,310
Accounts payable and accrued expenses	217,531	89,026
Accrued commissions	(1,924)	(53,697)
Deferred revenue	-	(20,573)
Operating lease liabilities	(257,079)	(247,852)
Net cash used in operating activities	$(1,129,040)	$(1,379,468)

Cash flows from investing activities:
Purchases of property and equipment	$(28,024)	$(8,069)
Convertible loans receivable - related party	(750,000)	-
Investment at cost	(14,010)	-
Cash withdrawn from trust account available to the Company	243,897	679,787
Cash withdrawn from trust account for redemptions	21,102,871	68,351,348
Net cash provided by investing activities	$20,554,734	$69,023,066

Cash flows from financing activities:
Repayment of loans and borrowing	$(71,194)	$-
Repayment of deferred underwriting compensation	(325,000)	-
Proceeds from repayment of due from sponsor	-	13,000
Proceeds from extension loan	-	136,147
Advances from related parties	1,757,103	166,736
Borrowing from notes payable - related parties	-	33,475
Repayment of class A common stock	(21,102,871)	(68,351,348)
Net cash used in financing activities	$(19,741,962)	$(68,001,990)

Net decrease in cash	$(316,268)	$(358,392)
Effects of foreign exchange rate on cash	(21,580)	(46,374)
Cash at beginning of period	1,159,201	2,789,794
Cash at end of period	$821,353	$2,385,028

Supplemental disclosure of non-cash investing and financing activities
Issuance of HWH common stock to EF Hutton for deferred underwriting compensation	$1,509,375	$-
Cash paid for interest	$36,828	$-
Valuation gain from notes receivable and warrants - SHRG	$276,905	$-
Initial recognition of operating lease right-of-use asset and liability	$280,042	$46,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

HWH International Inc. (“HWH”) and its consolidated subsidiaries (collectively, the “Company”) operate a food and beverage (“F&B”) business in Singapore and South Korea. The F&B business operates four cafés, two of which are located in South Korea and two in Singapore, as well as an online healthy food store serving customers in Singapore. The Company previously operated a membership model in which individuals paid an upfront membership fee to become members. As members, these individuals received discounted access to products and services offered by the Company’s affiliates. The Company had approximately 9,000 members, primarily in South Korea. Currently, this membership business has been temporarily suspended, however the Company intends to resume this business following the ongoing restructuring of the membership model.

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

Through November 30, 2023, HWH (then known as Alset Capital Acquisition Corp.) reported on a twelve-month fiscal year that ended on November 30. In connection with the business combination, the Company’s fiscal year end was changed from November 30 to December 31. As a result of this change, the Company had a one-month transition period that began on December 1, 2023 and ended on December 31, 2023. For details see note 18 - Change in Fiscal Year.

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

The following chart describes the Company’s ownership of various subsidiaries:

HWH International Inc. (DE) Nasdaq listed
100%
HWH International Inc. (NV)
100%
Health Wealth Happiness Pte. Ltd. (SG)
19%
Hapi Travel Holding Pte. Ltd. (SG)
100%
Hapi WealthBuilder Pte. Ltd. (SG)
100%
HWH MarketPlace Pte. Ltd. (SG)
100%
HWH World Inc. (KR)
100%
HWH World Limited (HK)
100%
HWH World Pte. Ltd. (SG)
100%
HWH World Inc. (NV)
100%
Hapi Cafe Inc. (TX)
100%
Hapi Travel Pte. Ltd. (SG)
100%
HWH KOR Inc. (DE)
100%
Hapi Cafe Korea Inc. (KR)
55.7%
Ketomei Pte. Ltd. (SG)
100%
Alset F&B Holdings Pte. Ltd. (SG)
100%
Hapi Cafe Sdn. Bhd. (MY)
100%
Hapi Cafe SG Pte. Ltd. (SG)
19%
Ideal Food & Beverage Pte. Ltd. (SG)
90%
Alset F&B One Pte. Ltd. (SG)
100%
Alset F&B (PLQ) Pte. Ltd. (SG)

The Company mainly focuses on the F&B business. During the six months ended June 30, 2024 and 2023, substantially all of the Company’s business was generated by its wholly owned subsidiaries, 0% and 3% from HWH World Inc. (“HWH Korea”), respectively, and 100% and 97% from F&B business, respectively. F&B business was generated by the following subsidiaries at June 30, 2024 and 2023, respectively: 37% and 47% from Alset F&B One Pte. Ltd (“F&B1”), 5% and 7% from Hapi Café Korea Inc.(“HCKI”), 19% and 22% from Hapi Café SG Pte. Ltd. (“HCSGPL”), 13% and 21% from Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) and 26% and 0% from Ketomei Pte. Ltd. (“KPL”). HWH Korea was incorporated in the Republic of Korea (“South Korea”) on May 7, 2019. HWH Korea is in the business of sourcing and distributing dietary supplements and other health products through its network of members in South Korea. HWH Korea generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media, and a customized rewards system, HWH Korea equips, trains, and empowers its members. F&B1 was incorporated in Singapore on April 10, 2017, HCSGPL was incorporated in Singapore on April 4, 2022, F&BPLQ was incorporated in Singapore on November 11, 2022 and KPL was incorporated in Singapore on September 17, 2019. F&B1, HCSGPL, F&BPLQ and KPL are in the F&B business in Singapore. In the second quarter of 2024 the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,820 of fixed assets, which is included in general and administrative expenses and recorded a gain on termination of lease of $246, which is included in other income on the Company’s Statement of Operations for the six months ended June 30, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $821,353 and $1,159,201 as of June 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Investments held in Trust Account

At June 30, 2024 and December 31, 2023, the Company had approximately $0 and $21 million, respectively, in investments in treasury securities held in the Trust Account. In connection with the closing of Business Combination on January 9, 2024, Class A Common Stock stockholders redeemed 1,942,108 shares for approximately $21 million held in the Trust Account. The Trust Account was closed in May 2024.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of June 30, 2024 and December 31, 2023, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

Deposit

Deposit represents mostly rental deposit paid for the office and the cafes used.

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

Product Sales: The Company’s performance obligation is to transfer ownership of its products to its members. The Company generally recognizes revenue when product is delivered to its members. Revenue is recorded net of applicable taxes, allowances, refunds or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended June 30, 2024 and 2023 were both $0. Product and membership returns for the six months ended June 30, 2024 and 2023 were $0 and $1,143, respectively. The table below represents a breakout of the returns related to product sales and the returns related to memberships:

Returns
	Membership	Products	Total
For the three months ended:
June 30, 2024	$-	$-	$-
June 30, 2023	$-	$-	$-

	Returns
	Membership	Products	Total
For the six months ended:
June 30, 2024	$-	$-	$-
June 30, 2023	$1,143	$-	$1,143

Food and Beverage: The revenue received from Food and Beverage business for the three months ended June 30, 2024 and 2023 was $334,882 and $195,198, respectively. The revenue received from Food and Beverage business for the six months ended June 30, 2024 and 2023 was $620,992 and $383,177, respectively.

Contract assets and liabilities

Below is a summary of the beginning and ending balances of the Company’s contract assets and liabilities as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Prepaid Sales Commission

Balances at the beginning of the period	$-	$6,839
Movement for the period	-	(6,839)
Balances at the end of the period	$-	$-

	June 30, 2024	December 31, 2023
Deferred Revenue

Balances at the beginning of the period	$-	$21,198
Movement for the period	-	(21,198)
Balances at the end of the period	$-	$-

Value-added Tax

The Company is obligated to pay value-added tax (“VAT”), among other things, on its inventory purchase as well as its rent payments and payment of professional fees. As of June 30, 2024 and December 31, 2023, included in other receivables was VAT paid of $42,844 and $37,179, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from 3rd parties money platform, contractor fees for part-time staff, franchise commission and sales commission from membership business.

Below is a breakdown of the Company’s cost of revenue for the three and six months ended June 30, 2024 and 2023.

For the three months ended:

Total
June 30, 2024

Finished goods	$127,704
Related shipping	1,420
Handling fee	12,550
Contractor fee	8,366
Franchise commission	4,547
Sales commission	(74)
Depreciation	15,456
Total of Cost of revenue	$169,969

June 30, 2023

Finished goods	$36,664
Related shipping	2,420
Handling fee	5,855
Contractor fee	10,412
Franchise commission	3,770
Sales commission	822
Depreciation	13,677
Total of Cost of revenue	$73,620

For the six months ended:

Total
June 30, 2024

Finished goods	$206,211
Related shipping	3,695
Handling fee	23,477
Contractor fee	20,221
Franchise commission	9,500
Sales commission	(308)
Depreciation	29,986
Total of Cost of revenue	$292,782

June 30, 2023

Finished goods	$72,777
Related shipping	4,797
Handling fee	9,892
Contractor fee	14,436
Franchise commission	8,745
Sales commission	12,690
Depreciation	28,052
Total of Cost of revenue	$151,389

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

Advertising Expenses

Costs incurred for advertising the Company’s products are charged to operations as incurred. Advertising expenses for the three months ended June 30, 2024 and 2023 were $4,324 and $112, respectively. Advertising expenses for the six months ended June 30, 2024 and 2023 were $6,566 and $1,209, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, assets and liabilities approach to calculating deferred income taxes. The assets and liabilities approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax assets will not be realized. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At June 30, 2024 there were 4,549,370 potentially dilutive warrants outstanding. At June 30, 2023 there were 4,549,375 potentially dilutive warrants outstanding and 909,875 potentially dilutive underlying rights.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On June 30, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $112,297 and $8,666, respectively.

Liquidity and Capital Resources

In the six months ended June 30, 2024, we incurred a net loss, a loss from operations and negative cash flow from operations as we expanded our business of operating cafés and restructured our membership business.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000.

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company.

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., a direct and indirect majority owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Recent accounting pronouncement

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

The transaction was accounted for as a Reverse Recapitalization in accordance with accounting principles generally accepted in the United States. Under this method of accounting, SPAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Reverse Recapitalization, HWH-NV stockholders comprise a majority of voting power on the Company, most of senior management of HWH-NV continued as senior management of the combined company and identified a majority of the members of the board of directors of the combined company, both companies are under common control; and HWH-NV’s operations comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Company is considered to be a continuation of HWH-NV, with the net identifiable assets of SPAC deemed to have been acquired by HWH-NV in exchange for HWH-NV common shares accompanied by a recapitalization, with no goodwill or intangible assets recorded.

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

The transaction described above was a transaction between entities under common control. SPAC, prior to the Business Combination, was 26% owned by Alset International Limited a public company listed on the Singapore Exchange Securities Trading Limited and 32% owned by Alset Inc., the ultimate owner of both SPAC and HWH-NV. HWH-NV was wholly-owned by Alset International Limited. In the transactions under common control, financial statements and financial information were presented as of the beginning of the period as though the assets and liabilities had been transferred at that date.

Consolidated Statement of Operations and Other Comprehensive Loss for the six Months Ended on June 30, 2023

	As SPAC previously booked	Merger with HWH-NV	As restated
	USD	USD	USD

Revenue
-Membership	$-	$12,583	$12,583
-Non-membership	-	383,177	383,177
Total revenue	$-	$395,760	$395,760

Cost of revenue
-Membership	$-	$(12,690)	$(12,690)
-Non-membership	-	(138,699)	(138,699)
Total cost of revenue	$-	$(151,389)	$(151,389)

Gross profit	$-	$244,371	$244,371

Operating expenses:
General and administrative expenses	$(392,608)	$(926,249)	$(1,318,857)
Total operating expenses	$(392,608)	$(926,249)	$(1,318,857)

Other income (expenses)
Other income	$1,474,398	$100,006	$1,574,404
Unrealized gain on related party transactions	-	2,521	2,521
Loss on equity method investment, related party	-	(63,645)	(63,645)
Total other income	$1,474,398	$38,882	$1,513,280

Income (loss) before provision for income taxes	$1,081,790	(642,966)	438,794

Provision for income taxes	(329,880)	-	(329,880)

Net income (loss)	$751,910	$(642,996)	$108,914

Less: Net profit attributable to Non-Controlling Interests	-	2,200	2,200
Net income (loss) attributable to the common shareholders	$751,910	$(645,196)	$106,714

Other comprehensive (loss) income:
Foreign exchange translation adjustment	-	74,355	74,355
Total Other comprehensive income, net of tax	$-	$74,355	$74,355

Comprehensive income (loss):	$751,910	$(570,841)	$181,069

Consolidated Balance Sheet as of December 31, 2023

	As SPAC previously booked	Merger with HWH-NV	As restated
	USD	USD	USD
ASSETS

Current Assets
Cash	$280,398	$878,803	$1,159,201
Account receivable, net	-	28,611	28,611
Inventory	-	1,977	1,977
Other receivables, net	-	41,203	41,203
Prepaid expenses	100,000	6,862	106,862
Total Current Assets	$380,398	$957,456	$1,337,854

Non-Current Assets
Property and equipment, net	$-	$129,230	$129,230
Cash and marketable securities held in Trust Account	21,346,768	-	21,346,768
Deposits	-	298,324	298,324
Operating lease right-of-use assets, net	-	598,508	598,508
Total Non-Current Assets	$21,346,768	$1,026,062	$22,372,830

TOTAL ASSETS	$21,727,166	$1,983,518	$23,710,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$30,156	$137,199	$167,355
Accrued commissions	-	85,206	85,206
Due to related parties, net	205,305	2,118,495	2,323,800
Operating lease liabilities - current	-	429,687	429,687
Deferred underwriting fee payable	3,018,750	-	3,018,750
Total Current Liabilities	$3,254,211	$2,770,587	$6,024,798

Non-Current Liabilities
Operating lease liabilities - Non-current	$-	$182,380	$182,380
Total Non-Current Liabilities	$-	$182,380	$182,380

Commitments and Contingencies

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 shares (at approximately $10.35 per share) as of December 31, 2023	$20,457,011	$-	$20,457,011

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2023	-	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 16,223,301 and 10,000 issued and outstanding as of December 31, 2023	-	1	1
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 473,750 issued and outstanding as of December 31, 2023	47	-	47
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 2,156,250 issued and outstanding as of December 31, 2023	216	-	216
Additional paid in capital	-	9	9
Accumulated other comprehensive loss	-	(197,041)	(197,041)
Accumulated deficit	(1,984,319)	(781,084)	(2,765,403)
Total Stockholders’ Equity	$(1,984,056)	$(978,115)	$(2,962,171)
Non-controlling interests	-	8,666	8,666
Total Stockholders’ Deficit	(1,984,056)	(969,449)	(2,953,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,727,166	$1,983,518	$23,710,684

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at June 30, 2024, December 31, 2023, June 30, 2023 and December 31, 2022 of $25,723, $28,611, $16,649 and $9,070, respectively, represent collection received by the credit card processor in F&B business and rent receivable. Accounts receivable are recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Accounts receivable considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024 and December 31, 2023, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 5 — PREPAID COMMISSIONS

During the normal course of business, the Company pays commission to its members for product sales as well as membership sales. Prepaid commissions are recorded for commissions paid on membership sales and recognized as an expense over the same period as the related membership revenue.

NOTE 6 — INVENTORY

As of June 30, 2024 and December 31, 2023, the balance of finished goods was $1,460 and $1,977, respectively. There is no provision for slow-moving or obsolete inventory during the three and six months ended June 30, 2024 and 2023.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
June 30, 2024

Office Equipment	$37,951
Furniture and Fittings	42,399
Kitchen Equipment	27,687
Operating Equipment	8,296
Leasehold Improvements	138,738

Depreciation:
Office equipment	(29,308)
Furniture and Fittings	(36,677)
Kitchen Equipment	(11,164)
Operating Equipment	(4,321)
Leasehold Improvements	(56,168)
Total, net	$117,433

December 31, 2023

Office Equipment	$30,861
Furniture and Fittings	46,376
Kitchen Equipment	23,044
Operating Equipment	8,522
Leasehold Improvements	122,083

Depreciation:
Office Equipment	(15,848)
Furniture and Fittings	(31,518)
Kitchen Equipment	(8,368)
Operating Equipment	(3,373)
Leasehold Improvements	(42,549)
Total, net	$129,230

For the three months ended June 30, 2024 and 2023, the Company recorded depreciation expenses of $15,566 and $13,884, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded depreciation expenses of $30,209 and $28,475, respectively. As of June 30, 2024, the Company disposed the office and equipment, at cost of $7,351, and the furniture and fittings, at cost of $2,755, from F&BPLQ due to close down of café. $5,820 loss on disposal of PPE was recorded in the general and administrative expenses.

NOTE 8 — INVESTMENTS AT COST

Joint Venture

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte. Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai Ambrose, HWH’s Executive Chairman, as a part of HWH’s strategy of building its travel business in Asia. The planned joint venture company (referred to here as the “JVC”) will be known as HapiTravel Holding Pte. Ltd. The JVC will be initially owned as follows: (a) HWHPL will hold 19% of the shares in the JVC; (b) Mr. Chan will hold 11%; and (c) the remaining 70% of the shares in the JVC are to be held by Mr. Chen. As of June 30, 2024, there has not been any accounting impact to the Company due to Hapi Travel Holding Pte. Ltd. being under registration.

Ideal Food & Beverage Pte. Ltd.

On March 14, 2024, the Company entered into shares subscription agreement through its subsidiary Alset F&B Holding Pte. Ltd. (“F&BH”) to subscription of shares in Ideal Food & Beverage Pte. Ltd. (“IFBPL”) with the subscription of 19,000 shares constituting 19% of the shares of IFBPL. The subscription fee $14,010 was paid to IFBPL on May 23, 2024. Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment. No impairment was recorded as of and for the six months ended June 30, 2024.

NOTE 9 — ACCRUED COMMISSIONS

Accrued commissions as of June 30, 2024 and December 31, 2023 represent mainly sales commission payable. For the three months ended June 30, 2024 and 2023, sales commission expenses of ($74) and $822 respectively, were recorded and included in cost of revenue in the Company’s consolidated statement of operations. For the six months ended June 30, 2024 and 2023, sales commission expenses of ($308) and $12,690 respectively, were recorded and included in cost of revenue in the Company’s consolidated statement of operations.

NOTE 10 — DUE TO ALSET INC.

Alset Inc (“AEI”) is the ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at June 30, 2024 and December 31, 2023 are $503,659 and $202,645 respectively.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., pursuant to which AEI has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000.

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. On June 30, 2024 the Company drew $300,000 from the credit line and accrued $1,044 in interest.

NOTE 11 — DUE TO/FROM RELATED PARTIES

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at June 30, 2024 and December 31, 2023 are $3,501,759 and $1,729,901, respectively.

Due to Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to ABD represents amount loaned by ABD to Hapi Cafe Inc. (“HCI”) for the investment in Ketomei Pte. Ltd (“Ketomei”) in March 2022. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. The amounts due to ABD at June 30, 2024 and December 31, 2023 are $179,026 and $184,507, respectively.

Due to BMI Capital Partners International Limited.

BMI Capital Partners International Limited (“BMI”) is incorporated in Hong Kong and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to BMI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to BMI is non-interest bearing. Since the amount due to BMI is due upon request, it is classified as a current liability. The amounts due to BMI at June 30, 2024 and December 31, 2023 are $2,925 and $1,442, respectively.

General and Administrative Services

Commencing on the date the Company’s Units were first listed on the Nasdaq, the Company has agreed to pay to Alset Management Group Inc. a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months. Upon completion of the Initial Business Combination, the Company ceased paying these monthly fees. During the six months ended June 30, 2024 and 2023, the Company recorded a charge of $0 and $60,000, to the statement of operations pursuant to the agreement.

Related Party Loans

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors were permitted to, but were not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes were to be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. The Business Combination has closed, and there are no amounts outstanding under these Working Capital Loans. No amounts were converted into the units at the Business Combination.

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”), which was entered into on January 31, 2022. On May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation were amended, in part, so that the Company’s ability to complete a business combination was extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor funded the first 30-day extension payment on May 3, 2023. The Sponsor also made subsequent extension payments on June 5th and July 6th of $68,928 and $69,158, respectively. The Sponsor was entitled to the repayment of these extension payments, without interest. As of June 30, 2024 and December 31, 2023 there was $0 and $205,305 outstanding under the extension loan, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

On June 10, 2021, Hapi Café Inc. (“HCI”) signed a convertible loan agreement with Ketomei Pte. Ltd. (“Ketomei”), pursuant to which HCI has agreed to grant Ketomei a loan of an aggregate principal amount of $75,525. On March 21, 2022, HCI signed a legally binding term sheet with Ketomei, and HCI has agreed to invest in Ketomei $258,186 for 28% interest in Ketomei. The investment was partially paid by the $75,525 loan borrowed to Ketomei and the accrued interest of $6,022. The balance of $183,311 was paid in cash.

On July 28, 2022 HCI entered into binding term sheet with Ketomei, pursuant to which HCI lent Ketomei $43,254. This loan had a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards.

On August 4, 2022, the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which HCI agreed to lend Ketomei up to $260,600 pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. As of August 31, 2023, the $263,766 loan was paid by the $214,903 loan borrowed to Ketomei and $48,862 was paid for the expenses on behalf of Ketomei. In addition, pursuant to the Second Term Sheet, the July 28, 2022, loan was modified to include conversion rights. The Parties agree that the conversion rate will be at approximately $0.022 per share.

On August 31, 2023, the same parties entered into another binding term sheet pursuant to which HCI agreed to lend Ketomei up to $36,634 pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of October 31, 2023, the $37,876 loan was paid to Ketomei.

On October 26, 2023, the same parties entered into another binding term sheet pursuant to which HCI agreed to lend Ketomei up to $37,876 pursuant to a non- convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of June 30, 2024, the $37,000 loan was paid by the $21,134 loan borrowed to Ketomei and $15,865 was paid for the expenses on behalf of Ketomei.

On February 20, 2024, the Company invested additional $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, the Company owns 55.65% of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of the Company beginning on February 20, 2024.

On March 20, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 1”) in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of filing, the Company has not converted any of the debt contemplated by CN 1 nor exercised any of the warrants.

On May 9, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 2”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 2 bears an 8% interest rate and has a scheduled maturity three years from the date of the Convertible Note. Additionally, upon signing CN 2, SHRG owns the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company.

On June 6, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 3”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 3 bears an 8% interest rate and has a scheduled maturity three years from the date of the Convertible Note. Additionally, upon signing CN 3, SHRG owed the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company.

As of June 30, 2024, total $40,000 commitment fee and $8,589 convertible note interest was recorded under other receivable.

SHRG is a related party of our Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our Chief Executive Officer and Chairman are also the Chief Executive Officer and Chairman, respectively, of SHRG.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2024
Assets
Warrants – SHRG	$-	$137,500	$-	$137,500
Convertible loans receivable – SHRG	-	868,593	-	$868,593

Total Investment in securities at Fair Value	$-	$1,006,093	$-	$1,006,093

The fair value of the SHRG warrants under level 2 category as of June 30, 2024 was calculated using a binomial option pricing model valued with the following weighted average assumptions:

June 30, 2024

Stock price	$0.0020
Exercise price	$0.0012
Risk free interest rate	4.40%
Annualized volatility	141.48%
Dividend Yield	$0.00%
Year to maturity	4.71

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

	June 30, 2024
CN#	1	2	3
Issued date	March 18, 2024	May 9, 2024	June 6, 2024
Risk-free interest rate	4.608%	4.579%	4.564%
Expected life	2.71 year	2.86 year	2.93 year
Discount rate	6.00%	8.00%	8.00%
Expected volatility	141.662%	141.662%	141.662%
Expected dividend yield	0%	0%	0%
Fair value	$310,362	$282,486	$275,745

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Revenue from F&B business amounting to approximately $1,974 and $1,475 during the three months ended June 30, 2024 and 2023, respectively, was related to corporate sales. Revenue from F&B business amounting to approximately $3,313 and $2,780 during the six months ended June 30, 2024 and 2023, respectively, was related to corporate sales. That revenue was derived from corporate sales to related parties who purchased meals and paid for their staff.

Included in Accounts Receivable, net at June 30, 2024 and December 31, 2023 is $10,502 and $7,405, respectively, of amounts due from related parties.

Included in other income during the three months ended June 30, 2024 and 2023 is $1,603 and $1,667, respectively of rental income from related parties. Included in other income during the six months ended June 30, 2024 and 2023 is $3,257 and $3,390, respectively of rental income from related parties.

NOTE 13 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company is 56,000,000 shares, consisting of (a) 55,000,000 shares of common stock (the “Common Stock”), and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”). As of June 30, 2024, there were no shares of preferred stock outstanding.

The Company previously had shares of Class B common stock outstanding, which automatically converted into Class A common stock at the time of a Business Combination, on a one-for-one basis.

Rights - Each holder of a right automatically received one-tenth (1/10) of one share of common stock upon consummation of the initial Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants became exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of the Business Combination.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering except the Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) were transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

The following table summarizes the warrant activity for the six months ended June 30, 2024 and 2023.

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2023	4,549,375	$11.5	4.53	$-
Warrants Vested and exercisable at December 31, 2023	4,549,375	$11.5	4.53	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(5)	-
Warrants Outstanding as of June 30, 2024	4,549,370	$11.5	4.53	$-
Warrants Vested and exercisable at June 30, 2024	4,549,370	$11.5	4.53	$-

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2022	4,549,375	$11.5	5.53	$-
Warrants Vested and exercisable at December 31, 2022	4,549,375	$11.5	5.53	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2023	4,549,375	$11.5	5.53	$-
Warrants Vested and exercisable at June 30, 2023	4,549,375	$11.5	5.53	$-

Issuance of HWH Shares to EF Hutton

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by the Company and EF Hutton, a division of Benchmark Investments, LLC, under which in lieu of the Company tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash payable upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued at the price of $10.10, totaling the amount of $1,509,375. The fair value of the Company shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

NOTE 14 —LEASES

The Company has operating leases for its office spaces, one F&B store in South Korea and two F&B stores in Singapore. In the second quarter of 2024, the Company ceased its operations of F&BPLQ and recorded a gain on termination of the operating lease of $246, which is included in other income on the Company’s Statement of Operations for the six months ended June 30, 2024.

The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.54 years, with a weighted-average discount rate of 3.81%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $134,996 and $125,994, which were included in general and administrative expenses in the statements of operations for the three months ended June 30, 2024 and 2023, respectively. Total lease expenses amounted to $260,139 and $256,038, which were included in general and administrative expenses in the statements of operations for the six months ended June 30, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $132,789 and $142,698 for the three months ended June 30, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $257,000 and $286,907 for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $6,878 and $1,742 is included in general and administrative expenses for the three months ended June 30, 2024 and 2023, respectively. Total short-term lease expense of $10,319 and $2,348 is included in general and administrative expenses for the six months ended June 30, 2024 and 2023, respectively. Supplemental balance sheet information related to operating leases was as follows:

	June 30, 2024	December 31, 2023

Right-of-use assets	$570,325	$598,508

Lease liabilities - current	$384,817	$429,687
Lease liabilities - non-current	198,300	182,380
Total lease liabilities	$583,117	$612,067

As of June 30, 2024, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ended June 30, 2025	$401,688
12 months ended June 30, 2026	166,196
12 months ended June 30, 2027	37,156
Total undiscounted lease payments	$605,040
Less: Imputed interest	(21,923)
Present value of lease liabilities	$583,117
Operating lease liabilities - Current	384,817
Operating lease liabilities - Non-current	$198,300

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

NOTE 16 —DISAGGREGATION OF REVENUE

Selected financial information of the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows: Product sales only represent sales to members, not third parties who are not members.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Membership Fee	$-	$-
Product Sales	-	6
Food and Beverage	334,882	195,192
Total	$334,882	$195,198

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Membership Fee	$-	$12,583
Product Sales	-	209
Food and Beverage	620,992	382,968
Total	$620,992	$395,760

NOTE 17 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of June 30, 2024 and December 31, 2023, uninsured cash balances were $776,876 and $21,989,947, respectively.

Major Suppliers

For the three and six months ended June 30, 2024, five suppliers accounted for approximately over 44% and 82% of the Company’s total costs of revenue, respectively.

For the three and six months ended June 30, 2023, five suppliers accounted for approximately over 58% and 61% of the Company’s total costs of revenue, respectively.

NOTE 18 — INVESTMENT IN ASSOCIATE & CONVERTIBLE NOTES RECEIVABLE, RELATED PARTY

Until February 20, 2024, the Company held an equity method investment in a related party, Ketomei, and also had a convertible note receivable with Ketomei. The following table shows the activity of the investment and note during the six months ended June 30, 2024.

	December 31, 2023	Additions	Loss on investment	Impairment	June 30, 2024
Investment in associate, related party	$-	$14,744	$(14,744)	$-	$-
Convertible note receivable, related party	-	42,328	-	(42,328)	-
Total	$-	$57,072	$(14,744)	$(42,328)	$-

	December 31, 2022	Additions	Loss on investment	Impairment	June 30, 2023
Investment in associate, related party	$155,369	$52,605	$(63,645)	$-	$144,329
Convertible note receivable, related party	198,125	59,267	-	-	257,392
Total	$353,494	$111,872	$(63,645)	$-	$401,721

During the first six months of 2024, the Company impaired convertible note receivable of $42,328 to $0 and total impairment expenses were $42,328.

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

During the six months ended June 30, 2024, the Company held a convertible note receivable with SHRG. The following table shows the activity of the investment and note during the six months ended June 30, 2024.

	December 31, 2023	Additions	Unrealized Gain	June 30, 2024
Convertible note receivable - related party	$-	$750,000	$118,593	$868,593
Total	$-	$750,000	$118,593	$868,593

During the six months ended June 30, 2024, the Company revalued the convertible note receivable with SHRG of $750,000 to $868,593. The total $15,835 revaluated loss amount was booked in unrealized loss on convertible note receivable – related party and $134,428 revaluated gain amount was booked in additional paid in capital as this was a related party transaction.

NOTE 19 — CHANGE IN FISCAL YEAR

In connection with Business Combination, the Company changed its fiscal year from November 30 to December 31. The company has recently reported its audited financial statements on form 10-K for the year ended November 30, 2023. The Company’s financial statement for one month of December 2023, that were not previously reported include expenses related to business combination, ordinary business expenses and investment income.

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

NOTE 20 — SUBSEQUENT EVENT

The Company has evaluated events that have occurred after the balance sheet date through the date of this report and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements.

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

Overview

Our newly acquired business started in South Korea with a single-level membership marketing model with limited products for sale. We registered the business on April 1, 2019, and we started selling founders package on July 1, 2019. While we had been profitable and growing, the COVID-19 pandemic had a material adverse effect on such growth and profits. Due to the decline in membership and revenue starting in 2020, we reorganized our internal staff by adding a broader team in each of the United States, Hong Kong and Singapore with direct selling and business development experience to head up and expand our operations across various geographies and revised our business plan to a tiered membership model in 2022, with more products and services to be made available to our members. We created a new corporate structure, with subsidiaries in the U.S., Hong Kong and Singapore, that would allow for quick geographical expansion and turned our focus to the Hapi Café development.

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

Our operations include:

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

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer members the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes expose our members to and educate them about the products and services of our affiliates, providing us with the chance to significantly increase our membership base as well as increase the amounts spent by our members on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024, and plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our memberships as we grow the number of Hapi Cafés around the world. Hapi Cafe is positioned to be an integral part of HWH’s business model. In June 2024, the Company decision to close the café under F&BPLQ was driven by the unsustainable revenue it generated. We believe it is more strategic to refocus our efforts and resources on other business ventures that have greater growth potential.

Our travel business is in the planning stage as we are working with our affiliates to determine the market-by-market services. Through our travel business, we plan to offer exclusive access to unpublished rates and discounts on air travel, cruises, car rentals, hotels, and resorts for members.

Hapi Wealth Builder is in the planning stage as we are exploring the options of providing services to our members through financial educational materials aimed at various types of investing opportunities. The team has been diligently producing digital content for Hapi Wealth Builder and working to collaborate with the right partners to launch the program and make it available to members. We have been establishing Hapi Cafés as venues and destinations that help build the credibility and reputation of the Company and its Hapi Wealth Builder business, which we intend to launch later in 2024.

Our Revenue Model

Our total revenue for the three months ended June 30, 2024 and 2023 was $334,882 and $195,198, respectively. Our total revenue for the six months ended June 30, 2024 and 2023 was $620,992 and $395,760, respectively. Our net loss for the three months ended June 30, 2024 and 2023 was $403,641 and $62,935, respectively. Our net loss for the six months ended June 30, 2024 was $1,740,160 and net income for the six months ended June 30, 2023 was $108,914.

We currently recognize revenue from food and beverage sales, sale of products, and memberships to customers. Sales of food and beverage accounted for approximately 100% and 100% of revenue in the three months ended June 30, 2024, and 2023, respectively. Sales of food and beverage accounted for approximately 100% and 97% of revenue in the six months ended June 30, 2024, and 2023, respectively. Sales of memberships accounted for approximately 0% of revenue in the three months ended June 30, 2024, and 2023. Sales of memberships accounted for approximately 0% of revenue in the six months ended June 30, 2024, and 3% of revenue in the six months ended June 30, 2023.

From a geographical perspective, we recognized 6% and 94% of our total revenue in the three months ended on June 30, 2024, in South Korea and Singapore, respectively, and 6% and 94% in the three months ended June 30, 2023, in South Korea and Singapore, respectively. From a geographical perspective, we recognized 5% and 95% of our total revenue in the six months ended on June 30, 2024, in South Korea and Singapore, respectively, and 10% and 90% in the six months ended June 30, 2023, in South Korea and Singapore, respectively.

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

Revenue Recognition and Cost of Sales

Product Sales: The Company’s performance obligation is to transfer ownership of its products to its members. The Company generally recognizes revenue when a product is delivered to its member. Revenue is recorded net of applicable taxes, allowances, refund or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended June 30, 2024, and 2023 were approximately $0 and $0, respectively. Product and membership returns for the six months ended June 30, 2024, and 2023 were approximately $0 and $1,142, respectively.

Membership Fee: The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time of joining the membership and is not refundable. The Company’s performance obligation is to provide its members with the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement, which is for a one-year period. The Company recognizes revenue from membership fee over the one-year period of membership.

Food and Beverage: The revenue received from Food and Beverage business in the three months ended June 30, 2024, and 2023 was $334,882 and $195,192, respectively. The revenue received from Food and Beverage business in the six months ended June 30, 2024, and 2023 was $620,992 and $382,968, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$334,882	$195,198	$620,992	$395,760
Cost of revenue	169,969	73,620	292,782	151,389
Operating expenses	654,740	582,466	2,150,123	1,318,857
Other income (expense)	86,186	552,660	81,753	1,513,280
Provision for income taxes	-	154,707	-	329,880
Net (loss) income	$(403,641)	$(62,935)	$(1,740,160)	$108,914

Revenue

Revenue was $334,882 and $195,198 for the three months ended June 30, 2024 and 2023, respectively. Revenue was $620,992 and $395,760 for the six months ended June 30, 2024 and 2023, respectively. Word of mouth, a social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue increased in 2024 due to the increased revenue from F&B business in Singapore.

Please see the following table below, which illustrates revenues received from memberships:

	For 2024	For 2023	Variance
Number of memberships sold	-	16	(16)
Cash received from membership	$-	$12,583	$(12,583)

For the three and six months ended June 30, 2024 and 2023, our revenue was generated as per the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Membership Fee	$-	$-	$-	$12,583
Product Sales	-	6	-	209
Food and Beverage	334,882	195,192	620,992	382,968
Total	$334,882	$195,198	$620,992	$395,760

Cost of revenue

Cost of revenues increased from $73,620 in the three months ended June 30, 2023 to $169,969 in the three months ended June 30, 2024. Cost of revenues increased from $151,389 in the six months ended June 30, 2023 to $292,782 in the six months ended June 30, 2024. The increase is a result of the increase in sales of F&B business.

Sales commissions decreased from $822 to ($74) in the three months ended June 30, 2023 and 2024, respectively, due to decrease in sale of memberships. Sales commissions decreased from $12,690 to ($308) in the six months ended June 30, 2023 and 2024, respectively, due to decrease in sale of memberships.

The gross margin increased from $121,578 to $164,913 in the three months ended June 30, 2023 and 2024, respectively. The gross margin increased from $244,371 to $328,210 in the six months ended June 30, 2023 and 2024, respectively. The increase of gross margin was caused by the increase in F&B revenue.

Operating expenses

Operating expenses increased from $582,466 to $654,740 in the three months ended June 30, 2023 and 2024, respectively, due to general and administrative expenses increased from $582,466 to $654,740 in the three months ended June 30, 2023 and 2024, respectively. Operating expenses increased from $1,318,857 to $2,150,123 in the six months ended June 30, 2023 and 2024, respectively, due to general and administrative expenses increased from $1,318,857 to $1,783,931 in the six months ended June 30, 2023 and 2024, respectively. The increase of general and administrative expenses in 2024 compared with 2023 was mostly caused by the increase in the operating expenses for the food and beverage business in Korea and Singapore and the professional fees due to the 10-Q and S-4 filings.

Other income (expense)

In the three months ended June 30, 2024, the Company had other income of $86,186 compared to $552,660 in the three months ended June 30, 2023. In the six months ended June 30, 2024, the Company had other income of $81,753 compared to $1,513,280 in the six months ended June 30, 2023. The decrease is due to decline in interest income from $1,476,202 to $33,567 in the six months ended June 30, 2023 and 2024, respectively.

Net loss

In the three months ended June 30, 2024 the Company had net loss of $403,641 compared to $62,935 in the three months ended June 30, 2023. In the six months ended June 30, 2024 the Company had net loss of $1,740,160 compared to net income of $108,914 in the six months ended June 30, 2023.

Liquidity and Capital Resources

Our cash has decreased from $1,159,201 as of December 31, 2023 to $821,353 as of June 30, 2024. Our liabilities increased from $6,207,178 at December 31, 2023 to $6,567,743 at June 30, 2024. Our total assets have decreased to $3,068,280 as of June 30, 2024 from $23,710,684 as of December 31, 2023.

The Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations, and financing availability from related parties are sufficient to fund our operations for at least the next 12 months. The Company’s capital requirements for the planned expansion are based on, among other items, geographical specific property costs, team requirements, and marketing steps needed. Our expansion consists of plans to take over leases of existing Hapi Cafes we currently do not own, as we look to add more Hapi Cafes over the next two (2) years. There is no guarantee that we will be able to execute on our plans as laid out above.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000.

Pursuant to the Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Agreement. HWH may at any time during the term of the Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any HWH assets, but shall be solely a general unsecured debt obligation of the Company.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not contain any adjustments that might be required should the Company be unable to continue as a going concern.

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., a direct and indirect owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Summary of Cash Flows for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(1,129,040)	$(1,379,468)
Net cash provided by investing activities	$20,554,734	$69,023,066
Net cash used in financing activities	$(19,741,962)	$(68,001,990)

Cash Flows from Operating Activities

Net cash used in operating activities was $1,129,040 in the six months ended of June 30, 2024, as compared to net cash used in operating activities of $1,379,468 in the same period of 2023. The decrease of interest income from the trust account led to the decrease of cash used in operating activities in the six months ended June 30, 2024.

Cash Flows from Investing Activities

Net cash provided by investing activities was $20,554,734 in the first six months of June 30, 2024, as compared to net cash provided by investing activities of $69,023,066 in the same period of 2023. In the six months ended June 30, 2024 we paid $28,024 for purchases of property and equipment and $750,000 for convertible note receivable – related party, $21,102,871 cash withdrawn from trust account for redemptions and $243,897 cash withdrawn from trust account available to the Company. In the six months ended June 30, 2023 we paid $8,069 for purchases of property and equipment, $68,351,348 cash withdrawn from trust account for redemptions and $679,787 cash withdrawn from trust account available to the Company.

Cash Flows from Financing Activities

Net cash used in financing activities was $19,741,962 in the six months ended June 30, 2024, compared to net cash used in financing activities of $68,001,990 in the same period of 2023. In the six months ended June 30, 2024 we received $1,757,103 from a related party and paid $21,102,871 for repayment of class A common stock. In the six months ended June 30, 2023 we received $166,736 from a related party, and paid $68,351,348 for repayment of class A common stock.

Underwriting Agreement

On February 3, 2022, the Company paid a cash underwriting discount of $0.20 per Unit, or $1,725,000.

In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $3,018,750 in the aggregate, however, on December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with the Underwriting Agreement, under which in lieu of the Company tendering the full amount, the underwriters accepted a combination of $325,000 in cash paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. Additionally, the Company has granted EF Hutton an irrevocable right of first refusal (the “ROFR”) to act as the sole investment banker, sole book-runner, and/or sole placement agent, at EF Hutton’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financing for a period commencing on the date of the satisfaction and ending twenty-four (24) months after the closing of the Business Combination.

Merger Agreement

As previously disclosed, on August 1, 2023, the Company held the Special Meeting, at which the Company’s stockholders considered and adopted, among other matters, a proposal to approve the Business Combination. On the Closing Date, the parties consummated the Business Combination pursuant to the terms of that certain Agreement and Plan of Merger, dated September 9, 2022 (the “Merger Agreement”), by and among Alset, Merger Sub, a Nevada corporation, and HWH International Inc., a Nevada corporation.

Pursuant to the terms of the Merger Agreement, (and upon all other conditions pursuant to the Merger Agreement being satisfied or waived), on the Closing Date, (i) the Merger Agreement provides for the combination of HWH and Merger Sub under the Company, with HWH surviving as the Surviving Corporation (collectively, the “Merger”). At the consummation of the Merger, HWH will survive as a direct, wholly-owned subsidiary of the Company; and (ii) the Company will change its name to “HWH International Inc.”

The transaction has closed, as all closing conditions as referenced in the Merger Agreement have either been met or waived by the parties. Certain closing conditions that have been waived by the parties, pursuant to the Merger Agreement include Section 8.1(i), which states “the aggregate cash available to the Company at the Closing from the Trust Account (after giving effect to the redemption of any shares of the Company’s Class A Common Stock in connection with the Company’s Proposals, but before giving effect to (i) the payment of the Outstanding Alset Transaction Expenses, and (ii) the payment of the Outstanding Company Transaction Expenses), shall equal or exceed Thirty Million dollars ($30,000,000); and 8.1(j), which states “upon the closing, the Company shall not have redeemed shares of the Company’s Class A Common Stock in the Offer in an amount that would cause the Company to have less than $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act).”

Registration Rights Agreement

On January 31, 2022 the Company, the Sponsor, and certain persons and entities holding securities of the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is obligated to register certain securities, including (i) all of the shares of the Company’s common stock and warrants held by the Sponsor, and the Company’s common stock issuable upon exercise of such warrants, and (ii) the shares of the Company’s common stock and the Company’s common stock underlying warrants that were issued in the Private Placement on January 31, 2022. The Company is obligated to (a) file a resale registration statement to register such securities within 15 business days after the closing of the Business Combination, and (b) use reasonable best efforts to cause such registration statement to be declared effective by the SEC within 60 business days after the closing of the Business Combination.

Lock-Up Agreements

In connection with the execution of the Merger Agreement, at the closing, each of the HWH Holders holding more than 5% of the HWH Common Stock and certain members of HWH’s management team will enter into a Lock-Up Agreement with the Company in substantially the form attached to the letter Agreement dated January 31, 2022 (the “Letter Agreement”) (each, a “Lock-Up Agreement”). Under the Lock-Up Agreement, each such holder will agree not to, during the period commencing from the Closing and with respect to the shares of the Company’s Common Stock to be received as part of the Merger Consideration by the HWH Holder (together with any securities paid as dividends or distributions with respect to such securities or into which such securities are exchanged or converted, the “Restricted Securities”), (A) ending on the earlier of six months after the date of the Closing, the date on which the closing sale price of shares of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (y) the date after the Closing on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property.

Termination of Subscription Agreement

On July 30, 2023, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”) and Meteora Strategic Capital, LLC, (“MSC”, and together with MSOF, MCP and MSTO, are referred to herein collectively as “Meteora”). The Subscription Agreement was subsequently terminated. The Company and Meteora entered into a Settlement Agreement as of April 11, 2024 (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid Meteora $200,000, and agreed that Meteora could retain $100,000 already paid to Meteora.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2024 or the year ended December 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to South Korea and which were approximately $2.7 million and $2.1 million on June 30, 2024 and December 31, 2023, respectively, the fluctuation of foreign currency transaction gain or loss was included in the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and South Korea will remain at approximately $2.7 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2024, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
10.1	Credit Facility Agreement, between Alset Inc. and HWH International Inc., dated April 24, 2024, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL INC.

August 12, 2024	By:	/s/ John Thatch
	Name:	John Thatch
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 12, 2024	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

