Form 10-Q
period 2024-09-30
HWH International Inc.
filed 2024-11-06
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, there were 22,257,838 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

HWH INTERNATIONAL INC.

Form 10-Q For the Quarter Ended September 30, 2024

Table of Contents

		Page
Part I. Financial Information		1

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Other Comprehensive loss for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (Unaudited)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	32
Item 4.	Controls and Procedures	32

Part II. Other Information		33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33

Part III. Signatures		34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024 (Unaudited)	December 31, 2023 (as restated)
ASSETS

Current Assets
Cash	$832,368	$1,159,201
Account receivable, net	35,067	28,611
Inventory	1,894	1,977
Other receivables, net	120,082	41,203
Convertible loans receivable - related party, at fair value	739,590	-
Investment security – related party	3,891	-
Prepaid expenses	17,542	106,862
Total Current Assets	$1,750,434	$1,337,854

Non-Current Assets
Property and equipment, net	$36,718	$129,230
Cash and marketable securities held in Trust Account	-	21,346,768
Deposits	406,479	298,324
Investment at cost	14,977	-
Operating lease right-of-use assets, net	711,458	598,508
Total Non-Current Assets	$1,169,632	$22,372,830

TOTAL ASSETS	$2,920,066	$23,710,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$446,807	$167,354
Accrued commissions	82,154	85,206
Due to related parties, net	685,153	2,323,800
Operating lease liabilities - current	438,011	429,687
Deferred underwriting fee payable	-	3,018,750
Notes payable - current	269,655	-
Total Current Liabilities	$1,921,780	$6,024,797

Non-Current Liabilities
Operating lease liabilities - non-current	$286,759	$182,380
Notes payable - non-current	962,640	-
Total Non-Current Liabilities	$1,249,399	$182,380

Commitments and Contingencies (Note 15)

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 shares (at approximately $10.35 per share) as of December 31, 2023	$-	$20,457,011

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 22,257,838 and 10,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,226	1
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 473,750 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	47
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 2,156,250 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	216

Additional paid in capital	4,951,123	9
Accumulated other comprehensive loss	(289,586)	(197,040)
Accumulated deficit	(5,038,656)	(2,765,403)
Total HWH International Inc. Stockholders’ deficit	$(374,893)	$(2,962,170)
Non-controlling interests	123,780	8,666
Total Stockholders’ Deficit	(251,113)	(2,953,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,920,066	$23,710,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023 (as restated)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023 (as restated)

Revenue
- Membership	$-	$-	$-	$12,583
- Non-membership	345,523	226,907	966,515	610,084
Total Revenue	$345,523	$226,907	$966,515	$622,667

Cost of revenue
- Membership	$-	$(1,147)	$-	$(13,837)
- Non-membership	(185,654)	(85,288)	(478,436)	(223,987)
Total Cost of revenue	$(185,654)	$(86,435)	$(478,436)	$(237,824)

Gross profit	$159,869	$140,472	$488,079	$384,843

Operating expenses:
General and administrative expenses	$(487,394)	$(570,043)	$(2,271,325)	$(1,888,900)
Impairment of convertible note receivable – related party, and equity method investment - related party	-	-	(42,328)	-
Impairment loss on goodwill	-	-	(323,864)	-
Total Operating expenses	$(487,394)	$(570,043)	$(2,637,517)	$(1,888,900)

Other income (expense)
Other income	$68,473	$331,041	$236,873	$1,905,445
Interest expense	(18,451)	-	(55,279)	-
Foreign exchange transaction gain (loss)	114,689	(2,521)	99,616	-
Loss on equity method investment - related party	-	(9,956)	(14,744)	(73,601)
Unrealized loss on convertible note receivable – related party	(374,329)	-	(394,331)	-
Total Other (expense) income	$(209,618)	$318,564	$(127,865)	$1,831,844

(Loss) / income before provision for income taxes	(537,143)	(111,007)	(2,277,303)	327,787

Provision for income taxes	-	(45,124)	-	(375,004)

Net loss	$(537,143)	$(156,131)	$(2,277,303)	$(47,217)

Less: Net income (loss) attributable to Non-Controlling Interests	11,349	1,559	(4,050)	3,759

Net loss attributable to common stockholders	$(548,492)	$(157,690)	$(2,273,253)	$(50,976)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment to common stockholders	$(28,118)	$(68,061)	$(92,546)	$6,294
Foreign currency translation adjustment to non-controlling interests	134	-	134	-
Total Other comprehensive (loss) income, net of tax:	$(27,984)	$(68,061)	$(92,412)	$6,294

Comprehensive (loss) income attributable to common stockholders
Net loss	$(548,492)	$(157,690)	$(2,273,253)	$(50,976)
Foreign currency translation adjustment	(28,118)	(68,061)	(92,546)	6,294
Total Comprehensive loss attributable to common stockholders	$(576,610)	$(225,751)	$(2,365,799)	$(44,682)

Comprehensive income / (loss) attributable to non-controlling interests
Net income / (loss)	$11,349	$1,559	$(4,050)	$3,759
Foreign currency translation adjustment	134	-	134	-
Total Comprehensive income / (loss) attributable to non-controlling interests	$11,483	$1,559	$(3,916)	$3,759

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Common stock	Class A common stock	Class B common stock	Common stock	Class A common stock	Class B common stock
Loss per common share
Basic	$(0.03)	$-	$-	$(0.06)	$(0.06)	$(0.06)
Diluted	$(0.03)	$-	$-	$(0.06)	$(0.06)	$(0.06)

Weighted average number of common shares outstanding
Basic	16,682,451	-	-	10,000	473,750	2,156,250
Diluted	16,682,451	-	-	10,000	473,250	2,156,250

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Common stock	Class A common stock	Class B common stock	Common stock	Class A common stock	Class B common stock
Loss per common share
Basic	$(0.14)	$(0.14)	$(0.14)	$(0.02)	$(0.02)	$(0.02)
Diluted	$(0.14)	$(0.14)	$(0.14)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic	15,904,087	13,832	62,956	10,000	473,750	2,156,250
Diluted	15,904,087	13,832	62,956	10,000	473,750	2,156,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Class A Common stock		Class B Common stock		Common Stock			Accumulated		Total HWH
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid in Capital	Other Comprehensive (Loss)	Accumulated Deficit	International Inc. Stockholders’ deficit	Non- controlling interests	Total Stockholders’ deficit

Balances at December 31, 2022	473,750	$47	2,156,250	$216	10,000	$1	$9	$(200,039)	$(1,610,504)	$(1,810,270)	$4,836	$(1,805,434)

Net income	-	-	-	-	-	-	-	-	$171,127	$171,127	$722	$171,849
Foreign currency translation adjustment	-	-	-	-	-	-	-	$58,843	-	$58,843	-	$58,843
Balances at March 31, 2023	473,750	$47	2,156,250	$216	10,000	$1	$9	$(141,196)	$(1,439,377)	$(1,580,300)	$5,558	$(1,574,742)

Remeasurement of Class A common stock to redemption value	-	-	-	-	-	-	-	-	$(425,044)	$(425,044)	-	$(425,044)
Extension Loan	-	-	-	-	-	-	-	-	$(136,147)	$(136,147)	-	$(136,147)
Net (loss) income	-	-	-	-	-	-	-	-	$(64,413)	$(64,413)	$1,478	$(62,935)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$15,512	-	$15,512		$15,512

Balances at June 30, 2023	473,750	$47	2,156,250	$216	10,000	$1	$9	$(125,684)	$(2,064,981)	$(2,190,392)	$7,036	$(2,183,356)

Remeasurement of Class A common stock to redemption value	-	-	-	-	-	-	-	-	$(169,752)	$(169,752)	-	$(169,752)
Extension Loan	-	-	-	-	-	-	-	-	$(69,158)	$(69,158)	-	$(69,158)
Net (loss) income	-	-	-	-	-	-	-	-	$(157,690)	$(157,690)	$1,559	$(156,131)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(68,061)	-	$(68,061)		$(68,061)

Balances at September 30, 2023	473,750	$47	2,156,250	$216	10,000	$1	$9	$(193,745)	$(2,461,581)	$(2,655,053)	$8,595	$(2,646,458)

Balances at December 31, 2023	473,750	$47	2,156,250	$216	10,000	$1	$9	$(197,040)	$(2,765,403)	$(2,962,170)	$8,666	$(2,953,504)
Issuance of Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	-	-	149,443	$15	$1,509,375	-	-	$1,509,390	-	$1,509,390
Issuance of Common Stock during Merger	-	-	-	-	13,433,858	$1,344	$(1,369)	-	-	$(25)	-	$(25)
Adjustment to Temporary Equity	-	-	-	-	-	-	$(645,860)	-	-	$(645,860)	-	$(645,860)
Convert Common Stock Class A and B to Common Stock	(473,750)	$(47)	(2,156,250)	$(216)	2,630,000	$263	-	-	-	-	-	-
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$216,188	-	-	$216,188	-	$216,188
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-	$155,514	$155,514
Net (loss) income	-	-	-	-	-	-	-	-	$(1,336,838)	$(1,336,838)	$319	$(1,336,519)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$86,818	-	$86,818	-	$86,818

Balances at March 31, 2024	-	-	-	-	16,223,301	$1,623	$1,078,343	$(110,222)	$(4,102,241)	$(3,132,497)	$164,499	$(2,967,998)

Revaluation for SHRG note receivable	-	-	-	-	-	-	$59,907	-	-	$59,907	-	$59,907
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-	$(36,484)	$(36,484)
Net loss	-	-	-	-	-	-	-	-	$(387,923)	$(387,923)	$(15,718)	$(403,641)

Foreign currency translation adjustment	-	-	-	-	-	-	-	$(151,246)	-	$(151,246)	-	$(151,246)

Balances at June 30, 2024	-	-	-	-	16,223,301	$1,623	$1,138,250	$(261,468)	$(4,490,164)	$(3,611,759)	$112,297	$(3,499,462)

AI and AIL Debt conversion to shares	-	-	-	-	6,034,537	603	$3,801,156	-	-	$3,801,759	-	$3,801,759
Revaluation for SHRG note receivable	-	-	-	-	-		$11,717	-	-	$11,717	-	$11,717
Net (loss) income	-	-	-	-	-	-	-	-	$(548,492)	$(548,492)	$11,349	$(537,143)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(28,118)	-	$(28,118)	$134	$(27,984)

Balances at September 30, 2024	-	-	-	-	22,257,838	$2,226	$4,951,123	$(289,586)	$(5,038,656)	$(374,893)	$123,780	$(251,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023 (Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023 (as restated)
Cash flows from operating activities:
Net loss	$(2,277,303)	$(47,217)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	-	(1,744,115)
Foreign exchange transaction gain	(99,616)	-
Loss on equity method investment, related party	14,744	73,601
Depreciation expense	45,529	43,385
Non-cash lease expense	377,945	382,080
Inventory write off expenses	-	9,743
Impairment of convertible note receivable – related party, and equity method investment - related party	42,328	-
Impairment loss on goodwill	323,864	-
Unrealized loss on convertible note receivable – related party	394,331	-
Loss on disposal of equipment	5,882	-
Impairment loss on equipment	69,343	-

Changes in operating assets and liabilities:
Account receivables	1,444	(4,877)
Other receivables	(75,971)	(158,182)
Prepaid expenses	90,461	(272,700)
Deposit	(96,115)	975
Inventory	138	(3,357)
Accounts payable and accrued expenses	173,151	(69,649)
Accrued commissions	(2,085)	(52,076)
Deferred revenue	-	(20,269)
Operating lease liabilities	(392,143)	(365,881)
Net cash used in operating activities	$(1,404,073)	$(2,228,539)

Cash flows from investing activities:
Purchases of property and equipment	$(30,103)	$(13,395)
Convertible loans receivable - related party	(850,000)	-
Investment at cost	(14,977)	-
Cash withdrawn from trust account for redemptions	21,102,871	68,351,348
Cash withdrawn from trust account available to the Company	243,897	919,547
Cash deposited into trust account	-	(205,305)
Net cash provided by investing activities	$20,451,688	$69,052,195

Cash flows from financing activities:
Repayment of loans and borrowing	$(82,379)	$-
Repayment of deferred underwriting compensation	(325,000)	-
Proceeds from repayment of due from sponsor	-	9,137
Proceeds from extension loan	-	205,305
Advances from related parties	2,104,937	265,914
Borrowing from notes payable - related parties	-	33,475
Repayment to notes payable - related parties	-	(33,475)
Repayment of class A common stock	(21,102,871)	(68,351,348)
Net cash used in financing activities	$(19,405,313)	$(67,870,992)

Net decrease in cash	$(357,698)	$(1,047,336)
Effects of foreign exchange rate on cash	30,865	(22,329)
Cash at beginning of period	1,159,201	2,789,794
Cash at end of period	$832,368	$1,720,129

Supplemental disclosure of non-cash investing and financing activities
Issuance of HWH common stock to EF Hutton for deferred underwriting compensation	$1,509,375	$-
Debt to equity conversion	$3,801,759	$-
Cash paid for interest expenses	$55,279	$-
Valuation gain from notes receivable and warrants - SHRG	$287,812	$-
Initial recognition of operating lease right-of-use asset and liability	$519,353	$75,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

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

The following chart describes the Company’s ownership of various subsidiaries:

HWH International Inc.
(DE)
Nasdaq listed
100%
HWH International Inc.
(NV)
100%
Health Wealth Happiness Pte. Ltd.
(SG)
19%
Hapi Travel Holding Pte. Ltd. (SG)
100%
Hapi WealthBuilder Pte. Ltd. (SG)
100%
Hapi MarketPlace Pte. Ltd. (SG)
100%
HWH World Inc. (KR)
100%
HWH World Limited (HK)
100%
HWH World Pte. Ltd. (SG)
100%
HWH World Inc. (NV)
100%
Hapi Cafe Inc. (TX)
100%
Hapi Travel Pte. Ltd. (SG)
100%
Hapi Cafe Korea Inc. (KR)
55.7%
Ketomei Pte. Ltd. (SG)
100%
Alset F&B Holdings Pte. Ltd. (SG)
100%
Hapi Cafe Sdn. Bhd. (MY)
100%
Hapi Cafe SG Pte. Ltd. (SG)
19%
Ideal Food & Beverage Pte. Ltd. (SG)
90%
Alset F&B One Pte. Ltd. (SG)
100%
Alset F&B (PLQ) Pte. Ltd. (SG)

The Company mainly focuses on the F&B business. During the nine months ended September 30, 2024 and 2023, substantially all of the Company’s business was generated by its wholly owned subsidiaries, 0% and 2% from HWH World Inc. (“HWH Korea”), respectively, and 100% and 98% from F&B business, respectively. F&B business was generated by the following subsidiaries at September 30, 2024 and 2023, respectively: 37% and 48% from Alset F&B One Pte. Ltd (“F&B1”), 5% and 6% from Hapi Café Korea Inc.(“HCKI”), 20% and 22% from Hapi Café SG Pte. Ltd. (“HCSGPL”), 9% and 22% from Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) and 29% and 0% from Ketomei Pte. Ltd. (“KPL”). HWH Korea was incorporated in the Republic of Korea (“South Korea”) on May 7, 2019. HWH Korea is in the business of sourcing and distributing dietary supplements and other health products through its network of members in South Korea. HWH Korea generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media, and a customized rewards system, HWH Korea equips, trains, and empowers its members. F&B1 was incorporated in Singapore on April 10, 2017, HCSGPL was incorporated in Singapore on April 4, 2022, F&BPLQ was incorporated in Singapore on November 11, 2022 and KPL was incorporated in Singapore on September 17, 2019. F&B1, HCSGPL, F&BPLQ and KPL are in the F&B business in Singapore. In the second quarter of 2024 the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,882 of fixed assets, which is included in general and administrative expenses, and recorded a gain on termination of lease of $248, which is included in other income on the Company’s Statement of Operations for the nine months ended September 30, 2024.

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

Functional and Reporting Currency

The functional and reporting currency of the Company is the United States dollar (“$”). The financial records of the Company’s subsidiaries located in South Korea, Singapore, Hong Kong, and Malaysia are maintained in their local currencies, the Korean Won (₩), Singapore Dollar (S$), Hong Kong Dollar (HK$) and Malaysian Ringgit (MYR), which are also the functional currencies of these entities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $832,368 and $1,159,201 as of September 30, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Investments held in Trust Account

At September 30, 2024 and December 31, 2023, the Company had approximately $0 and $21 million, respectively, in investments in treasury securities held in the Trust Account. In connection with the closing of the Business Combination on January 9, 2024, Class A Common Stock stockholders redeemed 1,942,108 shares for approximately $21 million held in the Trust Account. The Trust Account was closed in May 2024.

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

Investment Securities at Cost

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or similar investments of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the condensed consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2024 and December 31, 2023, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

As at September 30, 2024, the Company has determined the value-in-use to be zero based on the discounted cash flow of the cash generating unit (“CGU”), which involves the cash flow projections covering a 3-year period and the fair value less cost of disposal to be zero considering the re-sale value of these assets to be insignificant. Based on the assessment, the recoverable amount of the CGU was determined to be zero, which was below the carrying amount of these non-financial assets. Accordingly, impairment losses on plant and equipment of $97,594 are recognized in general and administrative expenses in the condensed consolidated statement of operations and other comprehensive loss for the financial year ended September 30, 2024.

Deposit

Deposit represents rental deposit paid for the office and the cafes used.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended September 30, 2024 and 2023 were both $0. Product and membership returns for the nine months ended September 30, 2024 and 2023 were $0 and $1,184, respectively. The table below represents a breakout of the returns related to product sales and the returns related to memberships:

Returns
	Membership	Products	Total
For the three months ended:
September 30, 2024	$-	$-	$-
September 30, 2023	$-	$-	$-

	Returns
	Membership	Products	Total
For the nine months ended:
September 30, 2024	$-	$-	$-
September 30, 2023	$1,184	$-	$1,184

Food and Beverage: The revenue received from Food and Beverage business for the three months ended September 30, 2024 and 2023 was $345,523 and $226,907, respectively. The revenue received from Food and Beverage business for the nine months ended September 30, 2024 and 2023 was $966,515 and $610,084, respectively.

Contract assets and liabilities

Below is a summary of the beginning and ending balances of the Company’s contract assets and liabilities as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Prepaid Sales Commission

Balances at the beginning of the period	$-	$6,839
Movement for the period	-	(6,839)
Balances at the end of the period	$-	$-

	September 30, 2024	December 31, 2023
Deferred Revenue

Balances at the beginning of the period	$-	$21,198
Movement for the period	-	(21,198)
Balances at the end of the period	$-	$-

Value-added Tax

The Company is obligated to pay value-added tax (“VAT”), among other things, on its inventory purchase as well as its rent payments and payment of professional fees. As of September 30, 2024 and December 31, 2023, included in other receivables was VAT paid of $41,885 and $37,179, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from 3rd parties money platform, contractor fees for part-time staff, franchise commission and sales commission from membership business.

Below is a breakdown of the Company’s cost of revenue for the three and nine months ended September 30, 2024 and 2023.

For the three months ended:

Total
September 30, 2024

Finished goods	$136,634
Related shipping	330
Handling fee	13,370
Contractor fee	15,846
Franchise commission	4,268
Sales commission	-
Depreciation	15,206
Total of Cost of revenue	$185,654

September 30, 2023

Finished goods	$39,568
Related shipping	2,278
Handling fee	6,141
Contractor fee	7,543
Franchise commission	5,316
Sales commission	1,147
Inventory written off	9,743
Depreciation	14,699
Total of Cost of revenue	$86,435

For the nine months ended:

Total
September 30, 2024

Finished goods	$342,845
Related shipping	3,717
Handling fee	36,847
Contractor fee	36,067
Franchise commission	13,768
Depreciation	45,192
Total of Cost of revenue	$478,436

September 30, 2023

Finished goods	$112,345
Related shipping	7,075
Handling fee	16,033
Contractor fee	21,979
Franchise commission	14,061
Sales commission	13,837
Inventory written off	9,743
Depreciation	42,751
Total of Cost of revenue	$237,824

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

Advertising Expenses

Costs incurred for advertising the Company’s products are charged to operations as incurred. Advertising expenses for the three months ended September 30, 2024 and 2023 were $8,124 and $2,679, respectively. Advertising expenses for the nine months ended September 30, 2024 and 2023 were $14,690 and $3,888, respectively.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At September 30, 2024 there were 4,549,370 potentially dilutive warrants outstanding. At September 30, 2023 there were 4,549,375 potentially dilutive warrants outstanding and 909,875 potentially dilutive underlying rights.

Non-controlling interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $123,780 and $8,666, respectively.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period’s presentation.

Liquidity and Capital Resources

In the nine months ended September 30, 2024, we incurred a net loss, a loss from operations and negative cash flow from operations as we expanded our business of operating cafés and restructured our membership business.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of September 30, 2024, there are no outstanding amounts related to the Credit Facility and the credit remains $700,000 available to draw as on September 30, 2024.

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

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., a direct and indirect majority owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these condensed consolidated financial statements.

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

NOTE 3 - MERGER WITH HWH INTERNATIONAL INC. (A NEVADA CORPORATION)

HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.; “SPAC”, the “Company”) was a special purpose acquisition company, incorporated in Delaware on October 20, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 9, 2024, the Company, HWH International Inc. (a Nevada corporation, “HWH Nevada”) and HWH Merger Sub Inc. consummated the merger (the “Reverse Recapitalization”) pursuant to an agreement and plan of merger dated as of September 9, 2022.

The transaction was accounted for as a Reverse Recapitalization in accordance with US GAAP. Under this method of accounting, SPAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Reverse Recapitalization, HWH Nevada stockholders comprise a majority of voting power on the Company, most of senior management of HWH Nevada continued as senior management of the combined company and identified a majority of the members of the board of directors of the combined company, both companies are under common control; and HWH Nevada’s operations comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Company is considered to be a continuation of HWH Nevada, with the net identifiable assets of SPAC deemed to have been acquired by HWH Nevada in exchange for HWH Nevada common shares accompanied by a recapitalization, with no goodwill or intangible assets recorded.

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

The transaction described above was a transaction between entities under common control. SPAC, prior to the Business Combination, was 26% owned by Alset International Limited, a public company listed on the Singapore Exchange Securities Trading Limited and 32% owned by Alset Inc., the ultimate owner of both SPAC and HWH Nevada. HWH Nevada was wholly-owned by Alset International Limited. In the transactions under common control, financial statements and financial information were presented as of the beginning of the period as though the assets and liabilities had been transferred at that date.

Condensed Consolidated Statement of Operations and Other Comprehensive Loss for the Nine Months Ended on September 30, 2023

	As SPAC previously booked	Merger with HWH-NV	As restated

Revenue
-Membership	$-	$12,583	$12,583
-Non-membership	-	610,084	610,084
Total revenue	$-	$622,667	$622,667

Cost of revenue
-Membership	$-	$(13,837)	$(13,837)
-Non-membership	-	(223,987)	(223,987)
Total cost of revenue	$-	$(237,824)	$(237,824)

Gross profit	$-	$384,843	$384,843

Operating expenses:
General and administrative expenses	$(563,301)	$(1,325,599)	$(1,888,900)
Total operating expenses	$(563,301)	$(1,325,599)	$(1,888,900)

Other income (expenses)
Other income	$1,744,115	$161,330	$1,905,445
Loss on equity method investment, related party	-	(73,601)	(73,601)
Total other income	$1,744,115	$87,729	$1,831,844

Income (loss) before provision for income taxes	$1,180,814	(853,027)	327,787

Provision for income taxes	(375,004)	-	(375,004)

Net income (loss)	$805,810	$(853,027)	$(47,217)

Less: Net income attributable to Non-Controlling Interests	-	3,759	3,759
Net income (loss) attributable to the common shareholders	$805,810	$(856,786)	$(50,976)

Other comprehensive income:
Foreign exchange translation adjustment	-	6,294	6,294
Total Other comprehensive income, net of tax	$-	$6,294	$6,294

Comprehensive income (loss):	$805,810	$(850,492)	$(44,682)

Condensed Consolidated Balance Sheet as of December 31, 2023

	As SPAC previously booked	Merger with HWH-NV		As restated

ASSETS

Current Assets
Cash	$280,398		$878,803	$1,159,201
Account receivable, net	-		28,611	28,611
Inventory	-		1,977	1,977
Other receivables, net	-		41,203	41,203
Prepaid expenses	100,000		6,862	106,862
Total Current Assets	$380,398		$957,456	$1,337,854

Non-Current Assets
Property and equipment, net	$-		$129,230	$129,230
Cash and marketable securities held in Trust Account	21,346,768		-	21,346,768
Deposits	-		298,324	298,324
Operating lease right-of-use assets, net	-		598,508	598,508
Total Non-Current Assets	$21,346,768		$1,026,062	$22,372,830

TOTAL ASSETS	$21,727,166		$1,983,518	$23,710,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$30,155		$137,199	$167,354
Accrued commissions	-		85,206	85,206
Due to related parties, net	205,305		2,118,495	2,323,800
Operating lease liabilities - current	-		429,687	429,687
Deferred underwriting fee payable	3,018,750		-	3,018,750
Total Current Liabilities	$3,254,210		$2,770,587	$6,024,797

Non-Current Liabilities
Operating lease liabilities - Non-current	$-		$182,380	$182,380
Total Non-Current Liabilities	$-		$182,380	$182,380

Commitments and Contingencies

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 shares (at approximately $10.35 per share) as of December 31, 2023	$20,457,011	$		$20,457,011

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2023	-		-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,000 issued and outstanding as of December 31, 2023	-		1	1
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 issued and outstanding as of December 31, 2023	47		-	47
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 2,156,250 issued and outstanding as of December 31, 2023	216		-	216
Additional paid in capital	-		9	9
Accumulated other comprehensive loss	-		(197,040)	(197,040)
Accumulated deficit	(1,984,318)		(781,085)	(2,765,403)
Total Stockholders’ Deficit	$(1,984,055)		$(978,115)	$(2,962,170)
Non-controlling interests	-		8,666	8,666
Total Stockholders’ Deficit	(1,984,055)		(969,449)	(2,953,504)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,727,166		$1,983,518	$23,710,684

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022 of $35,067, $28,611, $24,189 and $9,070, respectively, represent collection received by the credit card processor in F&B business and rent receivable. Accounts receivable are recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Accounts receivable considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and December 31, 2023, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 5 — PREPAID COMMISSIONS

During the normal course of business, the Company pays commission to its members for product sales as well as membership sales. Prepaid commissions are recorded for commissions paid on membership sales and recognized as an expense over the same period as the related membership revenue.

NOTE 6 — INVENTORY

As of September 30, 2024 and December 31, 2023, the balance of finished goods was $1,894 and $1,977, respectively. There is no provision for slow-moving or obsolete inventory during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company wrote off $9,743 of expired, slow-moving and obsolete inventory. This was recorded in the Company’s consolidated statement of operations in cost of revenue (non-membership) during the three and nine months ended September 30, 2023.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
September 30, 2024
Cost:
Office Equipment	$40,145
Furniture and Fittings	44,878
Kitchen Equipment	29,279
Operating Equipment	12,292
Leasehold Improvements	143,736

Accumulated Depreciation:
Office equipment	(32,283)
Furniture and Fittings	(42,439)
Kitchen Equipment	(13,523)
Operating Equipment	(5,195)
Leasehold Improvements	(67,835)

Impairment:
Office equipment	(7,182)
Furniture and Fittings	(2,439)
Kitchen Equipment	(9,469)
Operating Equipment	(3,658)
Leasehold Improvements	(49,589)

Total, net	$36,718

December 31, 2023
Cost:
Office Equipment	$30,861
Furniture and Fittings	46,376
Kitchen Equipment	23,044
Operating Equipment	8,522
Leasehold Improvements	122,083

Accumulated Depreciation:
Office Equipment	(15,848)
Furniture and Fittings	(31,518)
Kitchen Equipment	(8,368)
Operating Equipment	(3,373)
Leasehold Improvements	(42,549)
Total, net	$129,230

For the three months ended September 30, 2024 and 2023, the Company recorded depreciation expenses of $15,320 and $14,910, and impairment of property and equipment of $69,343 and $0, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded depreciation expenses of $45,529 and $43,385 and impairment of property and equipment of $69,343 and $0, respectively. The impairment was determined by the Company based on the discounted cash flow of the cash generating unit (“CGU”), which involves the cash flow projections covering a 3-year period and the fair value less cost of disposal. Based on the assessment, the recoverable amount of the CGU was determined to be zero, which was below the carrying amount of these non-financial assets. As of September 30, 2024, the Company disposed the office equipment, at cost of $7,429, and the furniture and fittings, at cost of $2,784, from F&BPLQ due to close down of café. $5,882 loss on disposal of PPE was recorded in the general and administrative expenses.

NOTE 8 — INVESTMENTS AT COST

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment. No impairment was recorded as of and for the nine months ended September 30, 2024.

Joint Venture

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte. Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai Ambrose, HWH’s Executive Chairman, as a part of HWH’s strategy of building its travel business in Asia. The planned joint venture company (referred to here as the “JVC”) will be known as HapiTravel Holding Pte. Ltd. The JVC will be initially owned as follows: (a) HWHPL will hold 19% of the shares in the JVC; (b) Mr. Chan will hold 11%; and (c) the remaining 70% of the shares in the JVC are to be held by Mr. Chen. As of September 30, 2024, HapiTravel Holding Pte. Ltd. has not opened a bank account and the Company has not paid the subscription fee.

Ideal Food & Beverage Pte. Ltd.

On March 14, 2024, the Company entered into a share subscription agreement through its subsidiary Alset F&B Holding Pte. Ltd. (“F&BH”) for Ideal Food & Beverage Pte. Ltd. (“IFBPL”) with the subscription of 19,000 shares constituting 19% of the issued shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024.

NOTE 9 — COMMISSIONS EXPENSE

Accrued commissions as of September 30, 2024 and December 31, 2023 represent mainly sales commission payable. For the three months ended September 30, 2024 and 2023, sales commission expenses of $0 and $1,147 respectively, were recorded and included in cost of revenue in the Company’s consolidated statement of operations. For the nine months ended September 30, 2024 and 2023, sales commission expenses of $0 and $13,837 respectively, were recorded and included in cost of revenue in the Company’s consolidated statement of operations.

NOTE 10 – LOAN DUE TO THIRD PARTY

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes the bank $43,236 at September 30, 2024.

Ketomei also borrowed funds from an individual to whom Ketomei owes $4,684 at September 30, 2024.

Promissory Note to EF Hutton LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton LLC (“EF Hutton”), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full.

NOTE 11 — DUE TO ALSET INC.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at September 30, 2024 and December 31, 2023 are $210,927 and $202,645 respectively.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., pursuant to which AEI has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000.

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. On September 24, 2024 the Company drew $300,000 from the credit line and accrued $3,164 in interest. On September 30, 2024, $0 of this amount remained outstanding.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AEI Conversion”) with Alset Inc., pursuant to which a debt of $300,000 due to AEI was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 476,190 shares

NOTE 12 — DUE TO/FROM RELATED PARTIES

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at September 30, 2024 and December 31, 2023 are $281,140 and $1,729,901, respectively.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AIL Conversion”) with Alset International Limited, pursuant to which a debt of $3,501,759 due to AIL was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 5,558,347 shares.

Due to Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to ABD represents amount loaned by ABD to Hapi Cafe Inc. (“HCI”) for the investment in Ketomei Pte. Ltd (“Ketomei”) in March 2022. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. The amounts due to ABD at September 30, 2024 and December 31, 2023 are $190,097 and $184,507, respectively.

Due to BMI Capital Partners International Limited.

BMI Capital Partners International Limited (“BMI”) is incorporated in Hong Kong and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to BMI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to BMI is non-interest bearing. Since the amount due to BMI is due upon request, it is classified as a current liability. The amounts due to BMI at September 30, 2024 and December 31, 2023 are $2,992 and $1,442, respectively.

General and Administrative Services

Commencing on the date the Company’s common stock was first listed on the Nasdaq, the Company has agreed to pay to Alset Management Group Inc. a total of $10,000 per month for office space, utilities, and secretarial and administrative support for up to 24 months. Upon completion of the Business Combination, the Company ceased paying these monthly fees. During the nine months ended September 30, 2024 and 2023, the Company recorded a charge of $0 and $90,000, to the statement of operations pursuant to the agreement.

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

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association, which was entered into on January 31, 2022. On May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation were amended, in part, so that the Company’s ability to complete a business combination was extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the trust account by the Company of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor funded the first 30-day extension payment on May 3, 2023. The Sponsor also made subsequent extension payments on June 5th and July 6th of $68,928 and $69,158, respectively. The Sponsor was entitled to the repayment of these extension payments, without interest. As of September 30, 2024 and December 31, 2023 there was $0 and $205,305 outstanding under the extension loan, respectively.

NOTE 13 — RELATED PARTY TRANSACTIONS

On August 31, 2023, Hapi Café Inc. and Ketomei Pte. Ltd. entered into a binding term sheet pursuant to which HCI agreed to lend Ketomei up to $36,634 pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. This loan was written off upon the acquisition of Ketomei in February 2024.

On October 26, 2023, the same parties entered into another binding term sheet pursuant to which HCI agreed to lend Ketomei up to $37,876 pursuant to a non- convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. This loan was written off upon the acquisition of Ketomei in February 2024.

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

On May 9, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 2”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 2 bears an 8% interest rate and has a scheduled maturity three years from the date of the CN 2. Additionally, upon signing CN 2, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company.

On June 6, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 3”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 3 bears an 8% interest rate and has a scheduled maturity three years from the date of the CN 3. Additionally, upon signing CN 3, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company.

On August 13, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 4”) in the amount of $100,000, convertible into 50,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. CN 4 bears an 8% interest rate and has a scheduled maturity three years from the date of the CN 4. Additionally, upon signing CN 4, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company.

As of September 30, 2024, a total of $48,000 in commitment fees and $23,526 of convertible note interest was recorded under other receivable.

SHRG is a related party of our Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our Chief Executive Officer and Chairman are also the Chief Executive Officer and Chairman, respectively, of SHRG.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2024
Assets
Warrants – SHRG	$-	$3,891	$-	$3,891
Convertible loans receivable – SHRG	-	739,590	-	739,590

Total Investment in securities at Fair Value	$-	$743,481	$-	$743,481

The fair value of the SHRG warrants under level 2 category as of September 30, 2024 was calculated using a binomial option pricing model valued with the following weighted average assumptions:

September 30, 2024

Stock price	$0.1000
Exercise price	$1.6800
Risk free interest rate	3.56%
Annualized volatility	167.12%
Dividend Yield	$0.00%
Year to maturity	4.46

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

	As of September 30, 2024
CN#	1	2	3	4
Issued date	March 18, 2024	May 9, 2024	June 6, 2024	August 13, 2024
Risk-free interest rate	3.598%	3.585%	3.578%	3.561%
Expected life	2.46 year	2.60 year	2.68 year	2.87 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	185.574%	185.574%	185.574%	185.574%
Expected dividend yield	0%	0%	0%	0%

Fair value	$212,558	$224,894	$214,893	$87,245

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Revenue from F&B business amounting to approximately $555 and $2,209 during the three months ended September 30, 2024 and 2023, respectively, was related to corporate sales. Revenue from F&B business amounting to approximately $3,904 and $4,981 during the nine months ended September 30, 2024 and 2023, respectively, was related to corporate sales. That revenue was derived from corporate sales to related parties who purchased meals and paid for their staff.

Included in Accounts Receivable, net at September 30, 2024 and December 31, 2023 is $11,683 and $7,405, respectively, of amounts due from related parties.

Included in other income during the three months ended September 30, 2024 and 2023 is $1,646 and $1,681, respectively of rental income from related parties. Included in other income during the nine months ended September 30, 2024 and 2023 is $4,902 and $5,071, respectively of rental income from related parties.

NOTE 14 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company is 56,000,000 shares, consisting of (a) 55,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock . As of September 30, 2024, there were no shares of preferred stock outstanding.

The Company previously had shares of Class B common stock outstanding, which automatically converted into Class A common stock at the time of the Business Combination, on a one-for-one basis.

Rights - Each holder of a right automatically received one-tenth (1/10) of one share of common stock upon consummation of the Business Combination.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants became exercisable 30 days after the completion of the Business Combination. The Public Warrants will expire five years after the completion of the Business Combination.

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

The following table summarizes the warrant activity for the nine months ended September 30, 2024 and 2023.

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2023	4,549,375	$11.5	5.03	$-
Warrants Vested and exercisable at December 31, 2023	4,549,375	$11.5	5.03	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(5)	-
Warrants Outstanding as of September 30, 2024	4,549,370	$11.5	4.28	$-
Warrants Vested and exercisable at September 30, 2024	4,549,370	$11.5	4.28	$-

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2022	4,549,375	$11.5	6.03	$-
Warrants Vested and exercisable at December 31, 2022	4,549,375	$11.5	6.03	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of September 30, 2023	4,549,375	$11.5	5.28	$-
Warrants Vested and exercisable at September 30, 2023	4,549,375	$11.5	5.28	$-

Issuance of HWH Shares to EF Hutton

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by the Company and EF Hutton, a division of Benchmark Investments, LLC, under which in lieu of the Company tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash payable upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of the Business Combination on January 9, 2024. The 149,443 shares were issued at the price of $10.10, totaling the amount of $1,509,375. The fair value of the Company shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

NOTE 15 —LEASES

The Company has operating leases for its office spaces, one F&B store in South Korea and two F&B stores in Singapore. In the second quarter of 2024, the Company ceased its operations of F&BPLQ and recorded a gain on termination of the operating lease of $248, which is included in other income on the Company’s Statement of Operations for the nine months ended September 30, 2024.

The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.92 years, with a weighted-average discount rate of 3.78%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $117,806 and $126,042, which were included in general and administrative expenses in the statements of operations for the three months ended September 30, 2024 and 2023, respectively. Total lease expenses amounted to $377,945 and $382,080, which were included in general and administrative expenses in the statements of operations for the nine months ended September 30, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $134,884 and $139,044 for the three months ended September 30, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $391,884 and $425,951 for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $6,881 and $20,237 is included in general and administrative expenses for the three months ended September 30, 2024 and 2023, respectively. Total short-term lease expense of $17,200 and $22,585 is included in general and administrative expenses for the nine months ended September 30, 2024 and 2023, respectively. Supplemental balance sheet information related to operating leases was as follows:

	September 30, 2024	December 31, 2023

Right-of-use assets	$711,458	$598,508

Lease liabilities - current	$438,011	$429,687
Lease liabilities - non-current	286,759	182,380
Total lease liabilities	$724,770	$612,067

As of September 30, 2024, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ending September 30, 2025	$456,321
12 months ending September 30, 2026	187,707
12 months ending September 30, 2027	106,436
Total undiscounted lease payments	$750,464
Less: Imputed interest	(25,694)
Present value of lease liabilities	$724,770
Operating lease liabilities - Current	438,011
Operating lease liabilities - Non-current	$286,759

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

NOTE 17 —DISAGGREGATION OF REVENUE

Selected financial information of the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows: Product sales only represent sales to members, not third parties who are not members.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Membership Fee	$-	$-
Product Sales	-	-
Food and Beverage	345,523	226,907
Total	$345,523	$226,907

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Membership Fee	$-	$12,583
Product Sales	-	184
Food and Beverage	966,515	609,900
Total	$966,515	$622,667

NOTE 18 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of September 30, 2024 and December 31, 2023, uninsured cash balances were $799,659 and $21,989,947, respectively.

Major Suppliers

For the three and nine months ended September 30, 2024, five suppliers accounted for approximately over 79% and 82% of the Company’s total costs of revenue, respectively.

For the three and nine months ended September 30, 2023, five suppliers accounted for approximately over 67% and 60% of the Company’s total costs of revenue, respectively.

NOTE 19 — INVESTMENT IN ASSOCIATE & CONVERTIBLE NOTES RECEIVABLE, RELATED PARTY

Until February 20, 2024, the Company held an equity method investment in a related party, Ketomei, and also had a convertible note receivable with Ketomei. The following table shows the activity of the investment and note during the nine months ended September 30, 2024.

	December 31, 2023	Additions	Loss on investment	Impairment	September 30, 2024
Investment in associate, related party	$-	$14,744	$(14,744)	$-	$-
Convertible note receivable, related party	-	42,328	-	(42,328)	-
Total	$-	$57,072	$(14,744)	$(42,328)	$-

	December 31, 2022	Additions	Loss on investment	Impairment	September 30, 2023
Investment in associate, related party	$155,369	$51,532	$(70,336)	$-	$136,565
Convertible note receivable, related party	198,125	128,021	-	-	326,146
Total	$353,494	$179,553	$(70,336)	$-	$462,711

During the first nine months of 2024, the Company impaired convertible note receivable of $42,328 to $0 and total impairment expenses were $42,328.

On February 20, 2024, the Company invested an additional $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, the Company owns 55.65% of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of HWH International Inc. beginning on February 20, 2024.

During the nine months ended September 30, 2024, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the nine months ended September 30, 2024.

	December 31, 2023	Additions	Net Unrealized Losses	September 30, 2024
Convertible note receivable - related party	$-	$850,000	$110,410	$739,590
Total	$-	$850,000	$110,410	$739,590

During the nine months ended September 30, 2024, the Company revalued the convertible note receivable with SHRG of $850,000 to $739,590. The total $256,555 revaluated loss amount was booked in unrealized loss on convertible note receivable – related party and $146,145 revaluated gain amount was booked in additional paid in capital as this was a related party transaction.

NOTE 20 — CHANGE IN FISCAL YEAR

In connection with the Business Combination, the Company changed its fiscal year from November 30 to December 31. The Company has recently reported its audited financial statements on form 10-K for the year ended November 30, 2023. The Company’s financial statement for one month of December 2023, that were not previously reported include expenses related to business combination, ordinary business expenses and investment income.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2023
ASSETS
Current assets:
Cash	$280,398
Other current assets	100,000
Total current assets	380,398

Cash and marketable securities held in Trust Account	21,346,768
Total assets	$21,727,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$30,155
Extension Loan – Related Party	205,305
Total current liabilities	235,460

Deferred underwriting compensation	3,018,750
Total liabilities	3,254,210

Commitments and contingencies	-

Temporary equity:
Class A common stock subject to possible redemption; 1,976,036 shares (at approximately $10.35 per share) as of December 31, 2023	20,457,011

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 473,750 issued and outstanding (excluding 1,976,036 shares subject to possible redemption) as of December 31, 2023	47
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 2,156,250 shares issued and outstanding as of December 31, 2023	216

Accumulated deficit	(1,984,318)
Total stockholders’ deficit	(1,984,055)
Total liabilities and stockholders’ deficit	$21,727,166

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the One
Month Ended
December 31, 2023
EXPENSES
Administration fee - related party	$10,000
General and administrative	610,841
TOTAL EXPENSES	610,841

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	94,130
Other Income	155,763
TOTAL OTHER INCOME	249,893

Pre-tax loss	370,948

Income tax expense	-

Net loss	$370,948

NOTE 21 — SUBSEQUENT EVENT

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

We have 9,811 individuals with founding member status. This is a privileged class that will be able to enjoy continuous membership benefits in time to come, given that they have trusted the Company and joined at an early stage. Such benefits include the ability to purchase new memberships, in the model described below, at a favorable rate to be determined by the Company. They will also continue to be able to earn affiliate commissions as they sell our products in the marketplace and enjoy discounted rates when visiting Hapi Cafés until further notice. The total number of founding members was capped at 10,000. The Company is in the midst of implementing a new membership model that operates on a yearly subscription basis. While we are not currently selling memberships, we intend to resume membership sales under this new model.

Members will get exclusive discounts on Hapi Marketplace products, priority invites to product launch events and other parties, and can earn passive income when a member’s referral signs up for membership or makes an initial purchase of Hapi Marketplace products through them.

Our operations include:

Hapi Marketplace. On November 4, 2024, the Company announced the launch of its business-to-consumer marketplace, Hapi Marketplace. Hapi Marketplace features a selection of over forty-seven product categories including wellness, elderly care, auto accessories and more. Launching first in the United States, we intend for Hapi Marketplace to expand in the near future to South Korea and Hong Kong, followed by further expansion across Asia.

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) This will be an on-going process as we expand our product and service offering range.

There are also certain limited products currently for sale at our Hapi Cafés, including spaghetti, a gig-economy business book and certain skincare products.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer members the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing members about the products and services of HWH, providing us with the chance to significantly increase our membership base as well as increase the amounts spent by our members on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024, and plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our memberships as we grow the number of Hapi Cafés around the world. Hapi Cafe is positioned to be an integral part of HWH’s business model. In June 2024, the Company decision to close the café under F&BPLQ was driven by the unsustainable revenue it generated. We believe it is more strategic to refocus our efforts and resources on other business ventures that have greater growth potential.

Our travel business is in the planning stage as we are working with our affiliates to determine the market-by-market services. Through our travel business, we plan to offer exclusive access to unpublished rates and discounts on air travel, cruises, car rentals, hotels, and resorts for members.

Hapi Wealth Builder seeks to provide participants the opportunity to attend courses, workshops, and coaching sessions in person, fostering a collaborative learning environment for those dedicated to learning investment in equities and wealth-building strategies. The team has been diligently producing digital content for Hapi Wealth Builder and working to collaborate with the right partners to launch the program and make it available to members. Hapi Wealth will leverage the wealth of knowledge and experience of its leaders to make wealth building accessible and effective for its members. Our unique community-centric approach will offer members tools for making informed financial decisions while creating pathways for sustained growth.

On October 31, 2024, we announced that the Company has scheduled the launch of Hapi Wealth, a program dedicated to providing comprehensive education in equity investment and wealth-building strategies. A soft launch is currently scheduled for November 2024 in China and elsewhere in Asia, with the official launch set for January 2025. We are targeting a rollout in North America in 2025 as well.

To further support its mission, Hapi Wealth is opening its China headquarters, designed as a conducive environment for individuals to participate in tutorials and workshops. The hub will offer participants the opportunity to attend courses, workshops, and coaching sessions in person, fostering a collaborative learning environment for those dedicated to learning investment in equities and wealth-building strategies.

Our Revenue Model

Our total revenue for the three months ended September 30, 2024 and 2023 was $345,523 and $226,907, respectively. Our total revenue for the nine months ended September 30, 2024 and 2023 was $966,515 and $622,667, respectively. Our net loss for the three months ended September 30, 2024 and 2023 was $537,143 and $156,131, respectively. Our net loss for the nine months ended September 30, 2024 and 2023 was $2,277,303 and $47,217, respectively.

We currently recognize revenue from food and beverage sales, sale of products, and memberships to customers. Sales of food and beverage accounted for approximately 100% and 100% of revenue in the three months ended September 30, 2024, and 2023, respectively. Sales of food and beverage accounted for approximately 100% and 98% of revenue in the nine months ended September 30, 2024, and 2023, respectively. Sales of memberships accounted for approximately 0% of revenue in the three months ended September 30, 2024, and 2023. Sales of memberships accounted for approximately 0% of revenue in the nine months ended September 30, 2024, and 2% of revenue in the nine months ended September 30, 2023.

From a geographical perspective, we recognized 6% and 94% of our total revenue in the three months ended on September 30, 2024, in South Korea and Singapore, respectively, and 6% and 94% in the three months ended September 30, 2023, in South Korea and Singapore, respectively. From a geographical perspective, we recognized 5% and 95% of our total revenue in the nine months ended on September 30, 2024, in South Korea and Singapore, respectively, and 8% and 92% in the nine months ended September 30, 2023, in South Korea and Singapore, respectively.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended September 30, 2024, and 2023 were approximately $0 and $0, respectively. Product and membership returns for the nine months ended September 30, 2024, and 2023 were approximately $0 and $1,184, respectively.

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

Food and Beverage: The revenue received from food and beverage business in the three months ended September 30, 2024, and 2023 was $345,523 and $226,907, respectively. The revenue received from food and beverage business in the nine months ended September 30, 2024, and 2023 was $966,515 and $609,900, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$345,523	$226,907	$966,515	$622,667
Cost of revenue	185,654	86,435	478,436	237,824
Operating expenses	487,394	570,043	2,637,517	1,888,900
Other expenses / (income)	209,618	(318,564)	127,865	(1,831,844)
Provision for income taxes	-	45,124	-	375,004
Net loss	$537,143	$156,131	$2,277,303	$47,217

Revenue

Revenue was $345,523 and $226,907 for the three months ended September 30, 2024 and 2023, respectively. Revenue was $966,515 and $622,667 for the nine months ended September 30, 2024 and 2023, respectively. Word of mouth, a social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue increased in 2024 due to the increased revenue from F&B business in Singapore and South Korea.

Please see the following table below, which illustrates revenues received from memberships:

	For 2024	For 2023	Variance
Number of memberships sold	-	16	(16)
Cash received from membership	$-	$12,583	$(12,583)

For the three and nine months ended September 30, 2024 and 2023, our revenue was generated as per the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Membership Fee	$-	$-	$-	$12,583
Product Sales	-	-	-	184
Food and Beverage	345,523	226,907	966,515	609,900
Total	$345,523	$226,907	$966,515	$622,667

Cost of revenue

Cost of revenues increased from $86,435 in the three months ended September 30, 2023 to $185,654 in the three months ended September 30, 2024. Cost of revenues increased from $237,824 in the nine months ended September 30, 2023 to $478,436 in the nine months ended September 30, 2024. The increase is a result of the increase in sales of F&B business.

Sales commissions decreased from $1,147 to $0 in the three months ended September 30, 2023 and 2024, respectively, due to decrease in sale of memberships. Sales commissions decreased from $13,837 to $0 in the nine months ended September 30, 2023 and 2024, respectively, due to decrease in sale of memberships.

The gross margin increased from $140,472 to $159,869 in the three months ended September 30, 2023 and 2024, respectively. The gross margin increased from $384,843 to $488,079 in the nine months ended September 30, 2023 and 2024, respectively. The increase of gross margin was caused by the increase in F&B revenue.

Operating expenses

Operating expenses decreased from $570,043 to $487,394 in the three months ended September 30, 2023 and 2024, respectively, due to general and administrative expenses decreased from $570,043 to $487,394 in the three months ended September 30, 2023 and 2024, respectively. Operating expenses increased from $1,888,900 to $2,637,517 in the nine months ended September 30, 2023 and 2024, respectively, due to general and administrative expenses increased from $1,888,900 to $2,271,325 in the nine months ended September 30, 2023 and 2024, respectively. The increase of general and administrative expenses in 2024 compared with 2023 was mostly caused by the increase in the operating expenses for the food and beverage business in Korea and Singapore and the professional fees due to the 10-Q and S-4 filings.

Other income (expense)

In the three months ended September 30, 2024, the Company had other expenses of $209,618 compared to other income of $318,564 in the three months ended September 30, 2023. In the nine months ended September 30, 2024, the Company had other expenses of $127,865 compared to other income of $1,831,844 in the nine months ended September 30, 2023. The decrease is due to decline in interest income from $1,746,808 to $48,791 in the nine months ended September 30, 2023 and 2024, respectively.

Net loss

In the three months ended September 30, 2024 the Company had net loss of $537,143 compared to $156,131 in the three months ended September 30, 2023. In the nine months ended September 30, 2024 the Company had net loss of $2,277,303 compared to $47,217 in the nine months ended September 30, 2023.

Liquidity and Capital Resources

Our cash has decreased from $1,159,201 as of December 31, 2023 to $832,368 as of September 30, 2024. Our liabilities increased from $6,207,177 at December 31, 2023 to $3,171,182 at September 30, 2024. Our total assets have decreased from $23,710,684 as of December 31, 2023 to $2,920,066 as of September 30, 2024.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of September 30, 2024, there are no outstanding amounts related to the Credit Facility and the credit remains $700,000 available to draw as on September 30, 2024.

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

Summary of Cash Flows for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(1,404,073)	$(2,228,539)
Net cash provided by investing activities	$20,451,688	$69,052,195
Net cash used in financing activities	$(19,405,313)	$(67,870,992)

Cash Flows from Operating Activities

Net cash used in operating activities was $1,404,073 in the nine months ended of September 30, 2024, as compared to net cash used in operating activities of $2,228,539 in the same period of 2023. The decrease of interest income from the trust account led to the decrease of cash used in operating activities in the nine months ended September 30, 2024.

Cash Flows from Investing Activities

Net cash provided by investing activities was $20,451,688 in the first nine months of September 30, 2024, as compared to net cash provided by investing activities of $69,052,195 in the same period of 2023. In the nine months ended September 30, 2024 we paid $30,103 for purchases of property and equipment, $850,000 for convertible note receivable – related party, $21,102,871 cash was withdrawn from trust account for redemptions and $243,897 cash withdrawn from trust account was available to the Company. In the nine months ended September 30, 2023 we paid $13,395 for purchases of property and equipment, $68,351,348 cash withdrawn was from trust account for redemptions, $919,547 cash withdrawn from trust account was available to the Company and ($205,305) cash was deposited into trust account.

Cash Flows from Financing Activities

Net cash used in financing activities was $19,405,313 in the nine months ended September 30, 2024, compared to net cash used in financing activities of $67,870,992 in the same period of 2023. In the nine months ended September 30, 2024 we received $2,104,937 from related party, and repaid $21,102,871 of class A common stock. In the nine months ended September 30, 2023 we received $265,914 from a related party, received $205,305 from proceeds from extension loan and paid $68,351,348 for repayment of class A common stock.

Nasdaq Compliance

As previously reported, the Nasdaq Staff (the “Staff”) has notified the Company of certain deficiencies related to the Company’s listing on The Nasdaq Global Market. These deficiencies included the following:

On February 22, 2024, the Staff notified the Company that for the previous 30 consecutive trading days, the market value of its publicly held shares (the “MVPHS”) had been below the minimum $15,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(C) (the “Rule”). Therefore, in accordance with Marketplace Rule 5810(c)(3)(D), the Company was provided 180 calendar days, or until August 20, 2024, to regain compliance with the Rule. However, the Company did not regain compliance with the Rule. On August 27, 2024, the Company received a notice from the Staff that the Company would be delisted from The Nasdaq Global Market, unless the Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company filed the hearing request.

On March 7, 2024, we received notice from Nasdaq indicating that, because the market value of our common stock had been below $50,000,000 for the prior 37 consecutive business days, we no longer complied with the minimum market value of listed securities (the “MVLS”) requirement for continued listing on the Nasdaq Global Market under Rule 5450(b)(2)(A) of the Nasdaq Listing Rules. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(C), we were provided an initial compliance period of 180 calendar days, or until September 3, 2024, to regain compliance with the MVLS requirement. The Company did not regain compliance. On September 9, 2024, the Company received a notice from the Staff that the matter of the MVLS deficiency would be considered at the Company’s hearing with the Panel.

Notwithstanding the foregoing, the Company presented its compliance plan to the Panel at a hearing on October 15, 2024. On October 21, 2024, the Company received a notice from the Panel granting the Company an extension to phase down its securities to The Nasdaq Capital Market and demonstrate compliance with the MVPHS and Stockholders’ Equity requirements as set forth in Nasdaq Listing Rules 5550(a)(5) and 5550(b)(1). The Company is working to complete the steps in its compliance plan and regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market within the Panel’s extension.

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

Lock-Up Agreements

In connection with the execution of the Merger Agreement, at the closing, each of the HWH Holders holding more than 5% of the HWH Common Stock and certain members of HWH’s management team will enter into a Lock-Up Agreement with the Company in substantially the form attached to the letter Agreement dated January 31, 2022 (the “Letter Agreement”) (each, a “Lock-Up Agreement”). Under the Lock-Up Agreement, each such holder will agree not to, during the period commencing from the Closing and with respect to the shares of the Company’s Common Stock to be received as part of the Merger Consideration by the HWH Holder (together with any securities paid as dividends or distributions with respect to such securities or into which such securities are exchanged or converted, the “Restricted Securities”), (A) ending on the earlier of nine months after the date of the Closing, the date on which the closing sale price of shares of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (y) the date after the Closing on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2024 or the year ended December 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to South Korea and which were approximately $0.7 million and $2.1 million on September 30, 2024 and December 31, 2023, respectively, the fluctuation of foreign currency transaction gain or loss was included in the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and South Korea will remain at approximately $2.7 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2024, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
10.1	Debt Conversion Agreement, between HWH International Inc. and Alset Inc., dated September 24, 2024, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024.
10.2	Debt Conversion Agreement, between HWH International Inc. and Alset International Limited, dated September 24, 2024, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL INC.

November 6, 2024	By:	/s/ John Thatch
	Name:	John Thatch
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 6, 2024	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

