Form 10-K
period 2024-12-31
HWH International Inc.
filed 2025-03-31
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41254

HWH INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3296100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4800 Montgomery Lane, Suite 210 Bethesda, MD 20814	301-971-3955
(Address of Principal Executive Offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	HWH	The Nasdaq Capital Market

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2024 based upon the closing price of the common stock as reported by the Nasdaq Global Select Market on such date, was approximately $22,702,995.

As of March 31, 2025, there were 6,476,400 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HWH International Inc.

Form 10-K

For the Year Ended December 31, 2024

Throughout this Report on Form 10-K, the terms the “Company,” “HWH,” “we,” “us,” and “our” refer to HWH International Inc., and “our board of directors” refers to the board of directors of HWH International Inc.

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

PART I

Item 1. Business.

General

The Company was incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). On February 3, 2022, the Company completed its Initial Public Offering. The Company consummated the Business Combination on January 9, 2024 and changed its name from “Alset Capital Acquisition Corp.” to “HWH International Inc.”

The business we acquired in January of 2024 started in South Korea with a single-level membership marketing model with limited products for sale. We registered the business on April 1, 2019, and we started selling founders packages on July 1, 2019. While we had been profitable and growing, the COVID-19 pandemic had a material adverse effect on such growth and profits. We created a new corporate structure, with subsidiaries in the United States, Hong Kong and Singapore, that would allow for quick geographical expansion and turning our focus to the Hapi Café development.

We have 9,811 individuals with founding member status. This is a privileged class that will be able to enjoy continuous membership benefits given that they have trusted the Company and joined at an early stage. Such benefits include the ability to purchase new future memberships, in the model described below, at a favorable rate to be determined by the Company. They will also continue to be able to earn affiliate commissions as they sell our products in the marketplace and enjoy discounted rates when visiting Hapi Cafés until further notice. The total number of founding members was capped at 10,000. The Company is in the midst of implementing a new membership model. While we are not currently selling memberships, we intend to resume membership sales under this new model.

Members will get exclusive discounts on Hapi Marketplace products, priority invites to product launch events and other parties, and look to earn passive income through affiliate commissions at Hapi Marketplace.

Our operations include:

Hapi Marketplace, which offers certain products at a discounted price to our members. Hapi Marketplace, HWH’s online consumer marketplace, went live in September of 2024, and now offers over 6,500 products from manufacturers and wholesalers, including a wide range of items such as bathroom supplies, fashion products, accessories, cosmetics, and health supplements.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer members the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes expose our members to and educate them about the products and services of our affiliates, providing us with the chance to significantly increase our membership base as well as increase the amounts spent by our members on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, South Korea and Singapore in May 2022, July 2022 and April 2024, respectively, and plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our memberships as we grow the number of Hapi Cafés around the world. Hapi Cafe is positioned to be an integral part of HWH’s business model.

Our travel business is in the planning stage as we are working with our affiliates to determine the market-by-market services. Through our travel business, we plan to offer exclusive access to unpublished rates and discounts on air travel, cruises, car rentals, hotels, and resorts for members. We have made a minority investment into a travel agency with a HK, China and Malaysia presence. The focus is primarily on educational tours for China’s primary and secondary school students visiting attractions and tours in China and overseas. We also conduct business for hotel booking offers to a hotel booking platform as well as organizing tour conferences for groups and communities. The Company shall continue develop consumer traveling services and hotel booking services in Asia.

Hapi Wealth Builder is in the planning stage as we are exploring the options of providing services to our members through financial informational materials aimed at various types of investing opportunities. The team has been diligently producing digital content for Hapi Wealth Builder and working to collaborate with the right partners to launch the program and make it available to members. We have completed a soft launch with Hapi Cafe China to build the credibility and reputation of the Company and its Hapi Wealth Builder business, which we intend to launch later in 2025.

Market Opportunity

Following the COVID-19 pandemic, we believe people are looking for in-person communities. By offering a social and business centric atmosphere at our Hapi Cafés, we plan to leverage this deeply-rooted desire and build a membership organization, increase their familiarity with and educate them about the products and services of our affiliates and how those products and services can help them in their own individual pursuits of health, wealth and happiness.

Growth Strategy

Our strategy is to continuously grow our membership base, while displaying to our members the added benefits of the higher tiers of membership. We will look to accomplish this by providing a comfortable in person setting of a Hapi Café for our customers in many more locations. We also plan to continually expand our product offerings and the services our affiliate companies can provide in the belief that this can serve to grow our membership base and have our members increasingly opt to avail themselves of membership options that offer them larger discounts and other benefits on the products and services of our affiliates.

Nasdaq Deficiency

On March 7, 2024, we received notice from Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, because the market value of our common stock had been below $50,000,000 for the prior 37 consecutive business days, we no longer complied with the minimum market value of listed securities (the “MVLS”) requirement for continued listing on the Nasdaq Global Market under Rule 5450(b)(2)(A) of Nasdaq Listing Rules.

Nasdaq’s notice had no immediate effect on the listing of our common stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(C), we had been provided an initial compliance period of 180 calendar days, or until September 3, 2024, to regain compliance with the MVLS requirement. To regain compliance, the Company’s MVLS was required to be at least $50,000,000 or more for a minimum of ten consecutive business days prior to September 3, 2024. In that regard, on September 9, 2024, the Company received a notice from the Staff that the matter of the MVLS deficiency was to be considered at the Company’s upcoming appeal with the Nasdaq Hearings Panel.

On February 22, 2024, the Nasdaq Staff (the “Staff”) notified the Company that for the previous 30 consecutive trading days, the MVPHS had been below the minimum $15,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(C) (the “Rule”). Therefore, in accordance with Marketplace Rule 5810(c)(3)(D), the Company was provided 180 calendar days, or until August 20, 2024, to regain compliance with the Rule. In that regard, on August 27, 2024, the Company received a notice from the Staff that the Company will be delisted from the Nasdaq Global Market, unless the Company requested an appeal of this determination by September 3, 2024.

The Company presented its compliance plan to the Panel at a hearing on October 15, 2024. On October 21, 2024, the Company received a notice from the Panel granting the Company an extension to phase down its securities to the Nasdaq Capital Market and demonstrate compliance with the market value of its publicly held shares (the “MVPHS”) and Stockholders’ Equity requirements as set forth in Nasdaq Listing Rules 5550(a)(5) and 5550(b)(1).

On September 4, 2024, the Company received written notice (the “Notice”) from the Listing Qualifications Staff of Nasdaq notifying the Company that for the prior 30 consecutive business days prior to the date of the Notice, the Company’s bid price was below the minimum $1 required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided the Company with 180 calendar days, or until March 3, 2025, (the “Compliance Date”), to regain compliance with the Bid Price Requirement.

On March 10, 2025, the Company received written notice (the “Compliance Notice”) from Nasdaq informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00 per share. Nasdaq notified the Company in the Compliance Notice that, from February 24, 2025 to March 7, 2025, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed. The Company is currently listed on the Nasdaq Capital Market.

On February 18, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split became effective as of market open on February 24, 2025. The par value of the common stock following the reverse stock split remains at $0.001 per share. The reverse stock split has been retroactively applied to all financial statements presented.

As of December 31, 2024 and 2023, the total outstanding common shares of the Company were 5,593,920 and 2,000, respectively; the total outstanding class A common shares of the Company were 0 and 94,750, respectively; the total outstanding class B common shares of the Company were 0 and 431,250, respectively.

Credit Facility

On April 24, 2024, we entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”), which provides a maximum, aggregate credit line of up to $1,000,000. As of December 31, 2024, $300,000 credit was used and $700,000 is available to use in the future.

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. HWH may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each advance shall not be secured by a lien or other encumbrance on any HWH assets, but shall be solely a general unsecured debt obligation of HWH.

Debt Conversion Agreements

On September 24, 2024, HWH International Inc. entered into two debt conversion agreements with creditors (each an “Agreement,” or collectively, the “Agreements”): (i) Alset International Limited (the Company’s majority stockholder); and (ii) Alset Inc. (which is Alset International Limited’s majority stockholder). Each Agreement converts debt owed by the Company to the respective creditor into shares of the Company’s common stock. The Agreements are substantially the same with the exception of the amount of debt to be converted under each.

Under the terms of their respective agreements, Alset Inc. converted $300,000 of the Company’s debt into 476,190 shares of the Company’s common stock, and Alset International Limited converted $3,501,759 of the Company’s debt into 5,558,347 shares of the Company’s common stock. Under the Agreements, the debt conversions resulted in the issuance of newly issued shares of the Company’s common stock. The debt conversion price was set at $0.63 per share. Cumulatively, the newly issued shares contemplated by the Agreements represent 6,034,537 new shares of the Company’s common stock, constituting an increase to the total issued and outstanding shares of the Company’s common stock of 37.2% over the amount immediately preceding the effectiveness of the Agreements. The shares contemplated by the Agreements are restricted securities under the Securities Act of 1933, and shall be issued in reliance upon the safe harbor provided by Rule 506 of Regulation D.

Stock Purchase Agreements

On November 25, 2024, the Company entered into a stock purchase agreement with Alset Inc. (“AEI”), pursuant to which Alset Inc. agreed to purchase 4,411,764 shares of the Company’s common stock for a purchase price of $0.68 per share. AEI is the majority shareholder of the Company, and immediately prior to the effectiveness of the stock purchase agreement, AEI directly and through its subsidiaries owned 86.6% of the issued and outstanding shares of HWH common stock.

On December 24, 2024, the Company entered into a Stock Purchase Agreement with AEI, pursuant to which AEI agreed to purchase 1,300,000 shares of the Company’s common stock (the “Shares”) for a total of $585,000, representing a purchase price of $0.45 per share. AEI is the majority shareholder of the Company.

AEI’s investments are intended to support the growth and development of HWH. The Company believes that these investments of additional funds into HWH are in the best interests of each of AEI and the Company.

Going Concern and Management’s Plan

On January 9, 2024, the Company consummated the Business Combination (the “Closing”) contemplated by the previously announced Agreement and Plan of Merger, dated as of September 9, 2022 (the “Merger Agreement”). The Company’s common stock commenced trading on the Nasdaq Global Market LLC under the ticker symbol “HWH” on January 9, 2024, and the Company’s warrants are expected to commence trading at a later date.

The Company has incurred continuing losses from its operations and has a working capital deficit of $2,163,723 as of December 31, 2024. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results.

These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. However, the Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations, and financing availability from related parties are sufficient to fund our operations for at least the next 12 months.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of December 31, 2024, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on December 31, 2024.

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

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., an indirect and direct owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Our Organizational Chart:

HWH International Inc.
(DE)
Nasdaq listed
100%
100%
HWH International Inc.
(NV)
Hapi Home Inc.
(NV)
100%
Health Wealth Happiness Pte. Ltd.
(SG)
100%
Hapi WealthBuilder Pte. Ltd.
(SG)
100%
Hapi iRobot Pte. Ltd.
(f.k.a. Hapi MarketPlace Pte. Ltd.)
(f.k.a. HWH MarketPlace Pte. Ltd.)
(SG)
100%
HWH World Inc.
(KR)
100%
Hapi Cafe Inc.
(TX)
100%
Hapi Marketplace Inc.
(NV)
100%
Hapi Wealth Builder Limited
(HK)
100%
Hapi Cafe Korea Inc.
(KR)
55.7%
Ketomei Pte. Ltd.
(SG)
100%
Alset F&B Holdings Pte. Ltd.
(SG)
100%
Hapi Cafe Sdn. Bhd.
(MY)
100%
Hapi Cafe SG Pte. Ltd.
(SG)
90%
Alset F&B One Pte. Ltd.
(SG)
100%
Alset F&B (PLQ) Pte. Ltd.
(SG)

Employees

At the present time, the Company has 16 employees. The Company had an agreement with Alset Management Group, Inc., pursuant to which, for a fee, Alset Management Group, Inc. provided the Company with secretarial and administrative services. This agreement expired at the time of closing of Business Combination.

Intellectual Property

We anticipate filing additional trademark applications as we expand into new areas of business.

Corporate Information

Our mailing address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. We were incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Additional Information

The Company is subject to the information requirements of the Exchange Act, and, in accordance therewith, files annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). The Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports, proxy statements and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission.

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

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks and Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management continuously evaluate and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity, data privacy and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program and cybersecurity risk exposures, and the steps taken by management to monitor and mitigate cybersecurity risks. The Committee is composed of members of our board of directors with diverse expertise, which has prepared them to oversee our cybersecurity risks.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the Board regarding its activities, including those related to cybersecurity. The Board also receives briefings from management on our cybersecurity risk management program.

Our management team, including our Chief Executive Officer, are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security consultants; threat intelligence and other information obtained from governmental, public or private sources, including external consultants which may be engaged by us; and alerts and reports produced by security tools deployed in the information technology environment. Our management team’s experience includes monitoring the cybersecurity landscape for new risks and best practices, developing and executing cybersecurity strategies, overseeing related governance policies, testing compliance with applicable technical standards, remediating known risks and leading employee training programs.

Item 2. Properties

Our executive offices are located at 4800 Montgomery Lane, Suite 210, Bethesda, MD 20814, and our telephone number is (301) 971-3955. The cost for our use of this space was included in the $10,000 per month fee we paid to Alset Management Group Inc. for office space, administrative and shared personnel support services. Upon completion of the Business Combination, the Company ceased paying these monthly fees. At the present time, our majority stockholder is temporarily providing us office space at no cost. We consider our current office space adequate for our current operations.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “HWH”. As of December 31, 2024, we had approximately 5,593,920   shares of common stock issued and outstanding.

Prior to our initial listing on the Nasdaq Global Market there was no public trading market for our securities. We subsequently moved to the Nasdaq Capital Market.

Holders

As of December 31, 2024, the Company had eight stockholders of record. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose shares of the Company’s common stock are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Notwithstanding the foregoing, any determination to pay cash dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Securities authorized for issuance under equity compensation plans.

The Company does not have securities authorized for issuance under any equity compensation plans.

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

Simultaneously with the consummation of the Offering, the Company consummated the private placement of 473,750 units (the “Private Placement Units”) to the Sponsor, including the issuance of 33,750 Private Placement Units in connection with the underwriter’s full exercise of its over-allotment option, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,735,500 (the “Private Placement”). The Private Placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Offering, including the full exercise of the over-allotment option, and the Private Placement Units, $86.25 million and $4.7 million was placed in the Trust Account, respectively.

On February 3, 2022, the Company paid a cash underwriting discount of $0.20 per Unit, or $1,725,000. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $3,018,750 in the aggregate. The deferred fee was payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement (the “Satisfaction Agreement”) in connection with the Underwriting Agreement, dated January 31, 2022 (the “Underwriting Agreement”), with EF Hutton, LLC (“EF Hutton”) (now known as D. Boral Capital LLC), in which, pursuant to that certain Underwriting Agreement, the Company was due to pay $3,018,750 to EF Hutton as deferred underwriting commission (the “Deferred Underwriting Commission”) upon the closing of the Business Combination. In lieu of the Company tendering the full amount of Deferred Underwriting Commission, the Company and EF Hutton entered into the Satisfaction Agreement, pursuant to which EF Hutton accepted a combination of $325,000 in cash (the “Cash Payment”) paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock (the “Shares”) and a $1,184,375 promissory note (the “Promissory Note”) as full satisfaction of the Deferred Underwriting Commission. Satisfaction and discharge of the Deferred Underwriting Commission depended on the Company’s delivery of the Cash Payment, the Shares and the Promissory Note under the terms of the Satisfaction Agreement. Additionally, the Company has granted EF Hutton an irrevocable right of first refusal (the “ROFR”) to act as the sole investment banker, sole book-runner, and/or sole placement agent, at EF Hutton’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financing for a period commencing on the date of the satisfaction and ending twenty-four months after the closing of the business combination.

On January 3, 2025, the Company announced the pricing of its public offering of 3,162,500 shares of common stock, par value $0.0001 per share and 1,250,000 pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”). These shares and the Pre-Funded Warrants were offered at a public offering price of $0.40 per share and $0.3999 per the Pre-Funded Warrant. The Pre-Funded Warrants are exercisable immediately upon issuance and have an exercise price of $0.0001 per share. The gross proceeds to the Company from the offering were approximately $1.76 million, before deducting placement agent fees and other offering expenses of approximately $355,017.

The offering was conducted pursuant to the Company’s registration statement on Form S-1, which was initially filed with the Commission on October 10, 2024, subsequently amended on October 23, 2024, December 4, 2024, and December 10, 2024, and declared effective on December 19, 2024. The offering closed on January 6, 2025.

D. Boral Capital LLC (“D. Boral Capital”) was acting as the exclusive placement agent for the offering. Pursuant to the Placement Agency Agreement, the Company has agreed to pay D. Boral Capital a cash fee equal to 7.5% of the gross proceeds from the offering, a non-accountable expense allowance equal to 1.0% of the gross proceeds, and reimbursement for legal and out-of-pocket expenses up to $75,000.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2024 and 2023.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “HWH International Inc.,” “HWH,” “our,” “us” or “we” refer to HWH International Inc. and its subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

HWH International Inc. and its consolidated subsidiaries (collectively, the “Company” or “HWH”) operate a food and beverage (“F&B”) business in Singapore and South Korea. The F&B business operates four cafés, two of which are located in South Korea and two in Singapore, as well as an online healthy food store, serving customers in Singapore. The Company previously operated a membership model in which individuals paid an upfront membership fee to become members. As members, these individuals received discounted access to products and services offered by the Company’s affiliates. The Company had approximately 9,811 members, primarily in South Korea. Currently, this membership business has been temporarily suspended, however the Company intends to resume this business following the ongoing restructuring of the membership model.

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

The total consideration paid at the Closing (the “Merger Consideration”) by the Company to the Target’s shareholders was $125,000,000, and was payable in shares of the common stock, par value $0.0001 per share, of the Company (“Company Common Stock”). The number of shares of the Company Common Stock paid to the shareholders of the Target as Merger Consideration was 12,500,000, with each share being valued at $10.00.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) We are expanding the product range into robotics for consumer and commercial markets.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer members the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing members about the products and services of HWH, providing us with the chance to significantly increase our membership base as well as increase the amounts spent by our members on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024. We plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our memberships as we grow the number of Hapi Cafés around the world. Hapi Cafes are positioned to be integral parts of HWH’s business model. In June 2024, the Company’s decision to close the café under Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) was driven by the unsustainable revenue it generated. We believe it is more strategic to refocus our efforts and resources on other business ventures that have greater growth potential.

Our travel business is in the planning stage as we are working with our affiliates to determine the market-by-market services. Through our travel business, we plan to offer exclusive access to unpublished rates and discounts on air travel, cruises, car rentals, hotels, and resorts for members.

Hapi Wealth Builder seeks to provide participants the opportunity to attend courses, workshops, and coaching sessions in person, fostering a collaborative learning environment for those dedicated to learning investment in equities and wealth-building strategies. The team has been diligently producing digital content for Hapi Wealth Builder and working to collaborate with the right partners to launch the program and make it available to members. Hapi Wealth Builder will leverage the wealth of knowledge and experience of its leaders to make wealth building accessible and effective for its members. Our unique community-centric approach will offer members tools for making informed financial decisions while creating pathways for sustained growth.

On October 31, 2024, we announced that the Company scheduled the launch of Hapi Wealth, a program dedicated to providing comprehensive education in equity investment and wealth-building strategies. We are targeting a rollout in selected regions later in 2025 as well.

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

Our Revenue Model

Our total revenue for the years ended December 31, 2024 and 2023 was $1,253,577 and $830,519, respectively. Our net loss for the years ended December 31, 2024 and 2023 was $2,606,504 and $1,076,662, respectively.

We currently recognize revenue from food and beverage sales, sale of products, and memberships to customers. Sales of food and beverage accounted for approximately 100% and 98% of revenue in the years ended December 31, 2024, and 2023, respectively. Sales of memberships accounted for approximately 0% of revenue in the year ended December 31, 2024, and 2% of revenue in the year ended December 31, 2023.

From a geographical perspective, we recognized 6% and 94% of our total revenue in the year ended on December 31, 2024, in South Korea and Singapore, respectively, and 8% and 92% in the year ended December 31, 2023, in South Korea and Singapore, respectively.

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

● Our ability to attract competent and skilled technical and sales personnel for each of our businesses at acceptable compensation levels to manage our overhead; and

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the years ended December 31, 2024, and 2023 were approximately $0 and $1,184, respectively.

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

Food and Beverage: The revenue received from food and beverage business in the years ended December 31, 2024, and 2023 was $1,253,577 and $817,761, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Revenue	$1,253,577	$830,519
Cost of revenue	651,721	334,825
Operating expenses	3,027,024	3,402,793
Other expenses / (income)	181,336	(2,245,820)
Provision for income taxes	-	415,383
Net loss	$2,606,504	$1,076,662

Revenue

Revenue was $1,253,577 and $830,519 for the years ended December 31, 2024 and 2023, respectively. Word of mouth, a social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue increased in 2024 due to increased customer base from the acquisition of Ketomei Pte. Limited in Singapore and new café under Hapi Café Korea Inc. in South Korea.

For the years ended December 31, 2024 and 2023, our revenue was generated as per the following:

	Years Ended December 31,
	2024	2023
Membership Fee	$-	$12,293
Product Sales	-	465
Food and Beverage	1,253,577	817,761
Total	$1,253,577	$830,519

Cost of revenue

Cost of revenue increased from $334,825 in the year ended December 31, 2023 to $651,721 in the year ended December 31, 2024. The increase is a result of the increase in sales of F&B business.

Sales commissions decreased from $13,827 to $0 in the years ended December 31, 2023 and 2024, respectively, due to decrease in sale of memberships.

The gross margin increased from $495,694 to $601,856 in the years ended December 31, 2023 and 2024, respectively. The increase of gross margin was caused by the increase of customer base in F&B revenue.

Operating expenses

Operating expenses decreased from $3,402,793 to $3,027,024 in the years ended December 31, 2023 and 2024, respectively, due to general and administrative expenses decreased from $2,908,895 to $2,646,627 in the years ended December 31, 2023 and 2024, respectively. The decrease of general and administrative expenses in 2024 compared with 2023 was mostly caused by the decrease in professional fees paid in relation to pursuing Business Combination by the Company.

Other income (expense)

In the year ended December 31, 2024, the Company had other expenses of $181,336, compared to the other income of $2,245,820 in the year ended December 31, 2023. This decrease is due to the decrease in interest income from $2,029,414 to $64,407, and unrealized loss on convertible note receivable – related party from unrealized profit of $0 to unrealized loss of $379,887 in the years ended December 31, 2023 and 2024, respectively.

Net loss

In the year ended December 31, 2024 the Company had a net loss of $2,606,504, compared to $1,076,662 in the year ended December 31, 2023.

Liquidity and Capital Resources

Our cash has increased from $1,159,201 as of December 31, 2023 to $4,341,746 as of December 31, 2024. Our liabilities decreased from $6,207,178 at December 31, 2023 to $3,531,523 at December 31, 2024. Our total assets have decreased from $23,710,684 as of December 31, 2023 to $6,408,722 as of December 31, 2024.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of December 31, 2024, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. This conversion is reflected under Advances from Related Parties in the cash flow statement. The remaining credit of $700,000 is available for draw as on December 31, 2024.

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

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., an indirect and direct owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Summary of Cash Flows for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(1,659,999)	$(2,600,370)
Net cash provided by investing activities	$20,452,029	$68,431,427
Net cash used in financing activities	$(15,756,940)	$(67,463,957)

Cash Flows from Operating Activities

Net cash used in operating activities was $1,659,999 in the year ended of December 31, 2024, as compared to net cash used in operating activities of $2,600,370 in the same period of 2023. The increase of impairment loss on goodwill and unrealized loss on convertible note receivable – related party, which reflects the change in the value of the convertible note and was deducted from the net income, led to the decrease of cash used in operating activities in the year ended December 31, 2024.

Cash Flows from Investing Activities

Net cash provided by investing activities was $20,452,029 in the year of December 31, 2024, as compared to net cash provided by investing activities of $68,431,427 in the same period of 2023. In the year ended December 31, 2024 we paid $30,394 for purchases of property and equipment, $850,000 for convertible note receivable – related party, $14,345 for investment in joint venture, $21,102,871 cash was withdrawn from Trust Account for redemptions and $243,897 cash withdrawn from Trust Account was available to the Company. In the year ended December 31, 2023 we paid $14,574 for purchases of property and equipment, $68,351,348 cash withdrawn was from Trust Account for redemptions, $299,958 cash withdrawn from Trust Account was available to the Company and $205,305 cash was deposited into Trust Account.

Cash Flows from Financing Activities

Net cash used in financing activities was $15,756,940 in the year ended December 31, 2024, compared to net cash used in financing activities of $67,463,957 in the same period of 2023. In the year ended December 31, 2024 we received $2,170,993 from a related party, and repaid $21,102,872 of class A common stock. In the year ended December 31, 2023 we received $526,323 from a related party, received $205,305 from proceeds from extension loan and paid $68,351,348 for repayment of class A common stock.

Nasdaq Compliance

On March 7, 2024, we received notice from Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, because the market value of our common stock had been below $50,000,000 for the prior 37 consecutive business days, we no longer complied with the minimum market value of listed securities (the “MVLS”) requirement for continued listing on the Nasdaq Global Market under Rule 5450(b)(2)(A) of Nasdaq Listing Rules.

Nasdaq’s notice had no immediate effect on the listing of our common stock on the Nasdaq Global Market. Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(C), we had been provided an initial compliance period of 180 calendar days, or until September 3, 2024, to regain compliance with the MVLS requirement. To regain compliance, the Company’s MVLS was required to be at least $50,000,000 or more for a minimum of ten consecutive business days prior to September 3, 2024. In that regard, on September 9, 2024, the Company received a notice from the Staff that the matter of the MVLS deficiency was to be considered at the Company’s upcoming appeal with the Nasdaq Hearings Panel.

On February 22, 2024, the Nasdaq Staff (the “Staff”) notified the Company that for the previous 30 consecutive trading days, the MVPHS had been below the minimum $15,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(C) (the “Rule”). Therefore, in accordance with Marketplace Rule 5810(c)(3)(D), the Company was provided 180 calendar days, or until August 20, 2024, to regain compliance with the Rule. In that regard, on August 27, 2024, the Company received a notice from the Staff that the Company will be delisted from the Nasdaq Global Market, unless the Company requested an appeal of this determination by September 3, 2024.

The Company presented its compliance plan to the Panel at a hearing on October 15, 2024. On October 21, 2024, the Company received a notice from the Panel granting the Company an extension to phase down its securities to the Nasdaq Capital Market and demonstrate compliance with the market value of its publicly held shares (the “MVPHS”) and Stockholders’ Equity requirements as set forth in Nasdaq Listing Rules 5550(a)(5) and 5550(b)(1).

On September 4, 2024, the Company received written notice (the “Notice”) from the Listing Qualifications Staff of Nasdaq notifying the Company that for the prior 30 consecutive business days prior to the date of the Notice, the Company’s bid price was below the minimum $1 required for continued listing on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq provided the Company with 180 calendar days, or until March 3, 2025, (the “Compliance Date”), to regain compliance with the Bid Price Requirement.

On March 10, 2025, the Company received written notice (the “Compliance Notice”) from Nasdaq informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00 per share. Nasdaq notified the Company in the Compliance Notice that, from February 24, 2025 to March 7, 2025, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed. The Company is currently listed on the Nasdaq Capital Market.

On February 18, 2025, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to effect a 1-for-5 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split became effective as of market open on February 24, 2025.

Contractual Obligations

As of December 31, 2024, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

We agreed to pay Alset Management Group Inc. $10,000 per month for office space, utilities and secretarial and administrative support services commencing on the date that our securities were first listed on the Nasdaq. Upon completion of the initial Business Combination, we ceased paying these monthly fees.

Underwriting Agreement

On February 3, 2022, the Company paid a cash underwriting discount of $0.20 per Unit, or $1,725,000.

In addition, the underwriters, EF Hutton, LLC (“EF Hutton”) (now known as D. Boral Capital LLC), were entitled to a deferred fee of $0.35 per Unit, or $3,018,750 in the aggregate, however, on December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with the Underwriting Agreement, under which in lieu of the Company tendering the full amount, the underwriters accepted a combination of $325,000 in cash paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. Additionally, the Company has granted EF Hutton an irrevocable right of first refusal (the “ROFR”) to act as the sole investment banker, sole book-runner, and/or sole placement agent, at EF Hutton’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financing for a period commencing on the date of the satisfaction and ending twenty-four (24) months after the closing of the Business Combination.

Merger Agreement

As previously disclosed, on August 1, 2023, the Company held the Special Meeting, at which the Company’s stockholders considered and adopted, among other matters, a proposal to approve the Business Combination. On the Closing Date, the parties consummated the Business Combination pursuant to the terms of that certain Agreement and Plan of Merger, dated September 9, 2022 (the “Merger Agreement”), by and among the Company, Merger Sub, and HWH Nevada.

Pursuant to the terms of the Merger Agreement, (and upon all other conditions pursuant to the Merger Agreement being satisfied or waived), on the Closing Date, (i) the Merger Agreement provided for the combination of HWH Nevada and Merger Sub under the Company, with HWH Nevada surviving as the Surviving Corporation (collectively, the “Merger”). At the consummation of the Merger, HWH Nevada survived as a direct, wholly-owned subsidiary of the Company; and (ii) the Company changed its name to “HWH International Inc.”

The transaction has closed, as all closing conditions referenced in the Merger Agreement have either been met or waived by the parties. Certain closing conditions that have been waived by the parties, pursuant to the Merger Agreement include Section 8.1(i), which states “the aggregate cash available to the Company at the Closing from the Trust Account (after giving effect to the redemption of any shares of the Company’s Class A Common Stock in connection with the Company’s Proposals, but before giving effect to (i) the payment of the Outstanding Alset Transaction Expenses, and (ii) the payment of the Outstanding Company Transaction Expenses), shall equal or exceed Thirty Million dollars ($30,000,000); and 8.1(j), which states “upon the closing, the Company shall not have redeemed shares of the Company’s Class A Common Stock in the Offer in an amount that would cause the Company to have less than $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act).”

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

Lock-Up Agreements

In connection with the execution of the Merger Agreement, at the closing, each of the HWH Holders holding more than 5% of the HWH Common Stock and certain members of HWH’s management team entered into a Lock-Up Agreement with the Company in substantially the form attached to the letter Agreement dated January 31, 2022 (the “Letter Agreement”) (each, a “Lock-Up Agreement”). Under the Lock-Up Agreement, each such holder agreed not to, during the period commencing from the Closing and with respect to the shares of the Company’s Common Stock to be received as part of the Merger Consideration by the HWH Holder (together with any securities paid as dividends or distributions with respect to such securities or into which such securities are exchanged or converted, the “Restricted Securities”), (A) ending on the earlier of nine months after the date of the Closing, the date on which the closing sale price of shares of the Company’s Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (y) the date after the Closing on which the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company’s stockholders having the right to exchange their equity holdings in the Company for cash, securities or other property.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2024 or December 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effects of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to South Korea and which were approximately $0.9 million and $2.1 million on December 31, 2024 and December 31, 2023, respectively, are the reason for the fluctuation in foreign currency transaction gains or losses which are included in the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and South Korea will remain at approximately $1 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2024, management determined that our Company did not maintain effective controls over financial reporting due to having a limited staff with U.S. GAAP and SEC reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, U.S. GAAP and SEC experience.

This prospectus does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this prospectus.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HWH International Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HWH International Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 8, 11, 12, 13, and 21 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

March 31, 2025

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023 (recast)
ASSETS

Current Assets
Cash	$4,341,746	$1,159,201
Account receivable, net	17,546	28,611
Inventory	1,574	1,977
Other receivables, net	342,712	41,203
Convertible loans receivable - related party, at fair value	744,652	-
Investment security – related party	13,272	-
Prepaid expenses	13,495	106,862
Total Current Assets	$5,474,997	$1,337,854

Non-Current Assets
Property and equipment, net	$33,588	$129,230
Cash and marketable securities held in Trust Account	-	21,346,768
Deposits	351,240	298,324
Investment at cost	140	-
Operating lease right-of-use assets, net	548,757	598,508
Total Non-Current Assets	$933,725	$22,372,830

TOTAL ASSETS	$6,408,722	$23,710,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$483,430	$167,355
Accrued commissions	73,022	85,206
Due to related parties, net	1,191,960	2,323,800
Operating lease liabilities - current	340,651	429,687
Deferred underwriting fee payable	-	3,018,750
Notes payable - current	1,222,211	-
Total Current Liabilities	$3,311,274	$6,024,798

Non-Current Liabilities
Operating lease liabilities - non-current	$220,249	$182,380
Total Non-Current Liabilities	$220,249	$182,380

Commitments and Contingencies (Note 15)

Temporary equity:
Class A common stock subject to possible redemption; 395,207 shares (at approximately $53.40 per share) as of December 31, 2023*	$-	$21,102,871

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,593,920 and 2,000 issued and outstanding as of December 31, 2024 and 2023, respectively*	559	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 94,750 issued and outstanding as of December 31, 2024 and 2023, respectively*	-	9
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 0 and 431,250 issued and outstanding as of December 31, 2024 and 2023, respectively*	-	43

Additional paid in capital	9,339,413	155,984
Accumulated other comprehensive loss	(416,861)	(197,051)
Accumulated deficit	(6,157,747)	(3,567,016)
Total HWH International Inc. Stockholders’ equity (deficit)	$2,765,364	$(3,608,031)
Non-controlling interests	111,835	8,666
Total Stockholders’ Equity (Deficit)	2,877,199	(3,599,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,408,722	$23,710,684

*	The common stock share amounts were adjusted retrospectively to reflect the 5-for-1 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Year Ended December 31, 2024	Year Ended December 31, 2023 (recast)

Revenue
- Membership	$-	$12,293
- Non-membership	1,253,577	818,226
Total Revenue	$1,253,577	$830,519

Cost of revenue
- Membership	$-	$(13,827)
- Non-membership	(651,721)	(320,998)
Total Cost of revenue	$(651,721)	$(334,825)

Gross profit	$601,856	$495,694

Operating expenses:
General and administrative expenses	$(2,646,627)	$(2,908,895)
Impairment of convertible note receivable – related party, and equity method investment - related party	(42,328)	(493,898)
Impairment loss on goodwill	(323,864)	-
Impairment of investment in Joint Venture	(14,205)	-
Total Operating expenses	$(3,027,024)	$(3,402,793)

Other income (expense)
Other income	$345,997	$2,210,921
Interest expense	(72,076)	-
Foreign exchange transaction (loss) gain	(55,221)	68,797
Loss on equity method investment - related party	(20,149)	(33,898)
Unrealized loss on convertible note receivable – related party	(379,887)	-
Total Other (expense) income	$(181,336)	$2,245,820

Loss before provision for income taxes	(2,606,504)	(661,279)

Provision for income taxes	-	(415,383)

Net loss	$(2,606,504)	$(1,076,662)

Less: Net (loss) income attributable to non-controlling Interests	(15,773)	3,830

Net loss attributable to common stockholders	$(2,590,731)	$(1,080,492)

Net Loss	(2,606,504)	(1,076,662)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(219,898)	$(49,045)
Total comprehensive (loss), net of tax:	$(2,826,402)	$(1,125,707)

Less Comprehensive (loss) income attributable to non-controlling interests	(15,861)	3,830
Total Comprehensive loss attributable to common stockholders	$(2,810,541)	$(1,129,537)

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Common stock	Class A common stock	Class B common stock	Common stock	Class A common stock	Class B common stock
Loss per common share
Basic	$(0.72)	$(0.72)	$(0.72)	$(2.05)	$(2.05)	$(2.05)
Diluted	$(0.72)	$(0.72)	$(0.72)	$(2.05)	$(2.05)	$(2.05)

Weighted average number of common shares outstanding*
Basic	3,595,124	2,071	9,426	2,000	94,750	431,250
Diluted	3,595,124	2,071	9,426	2,000	94,750	431,250

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect the 5-for-1 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023 (RECAST)

	Class A Common stock		Class B Common stock		Common Stock					Total HWH
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	International Inc. Stockholders’ deficit	Non- controlling interests		Total Stockholders’ deficit
Balances at December 31, 2022	94,750	$9	431,250	$43	2,000	$-	$221	$(148,006)	$(1,235,959)	$(1,383,692)		$4,836	$(1,378,856)

Remeasurement of Class A common stock to redemption value	-	-	-	-	-	-	-	-	$(1,045,260	$(1,045,260)		-	$(1,045,260)
Contribution from Majority Stockholder	-	-	-	-	-	-	155,763	-	-	155,763		-	155,763
Extension Loan	-	-	-	-	-	-	-	-	$(205,305)	$(205,305)		-	$(205,305)
Net (loss) income	-	-	-	-	-	-	-	-	$(1,080,492)	$(1,080,492)		$3,830	$(1,076,662)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(49,045)	-	$(49,045)			$(49,045)

Balances at December 31, 2023	94,750	$9	431,250	$43	2,000	$-	$155,984	$(197,051)	$(3,567,016)	$(3,608,031)		$8,666	$(3,599,365)

Issuance of Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	-	-	29,889	$3	$1,509,387	-	-	$1,509,390		-	$1,509,390
Issuance of Common Stock during Merger	-	-	-	-	2,686,772	$269	$(294)	-	-	$(25)		-	$(25)
Issuance of Common Stock to AI	-	-	-	-	1,142,352	$114	$3,584,886	-	-	$3,585,000		-	$3,585,000
Convert Common Stock Class A and B to Common Stock	(94,750)	$(9)	(431,250)	$(43)	526,000	$52	-	-	-	-		-	-
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$287,812	-	-	$287,812	$		$287,812
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-		$119,030	$119,030
AI and AIL Debt conversion to shares	-	-	-	-	1,206,907	121	$3,801,638	-	-	$3,801,759		-	$3,801,759
Net loss	-	-	-	-	-	-	-	-	$(2,590,731)	$(2,590,731)		$(15,773)	$(2,606,504)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(219,810)	-	$(219,810)		$(88)	$(219,898)

Balances at December 31, 2024	-	-	-	-	5,593,920	$559	$9,339,413	$(416,861)	$(6,157,747)	$2,765,364		$111,835	$2,877,199

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2024	Year Ended December 31, 2023 (recast)
Cash flows from operating activities:
Net loss	$(2,606,504)	$(1,076,662)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest income	-	(2,023,638)
Foreign exchange transaction loss (gain)	55,221	(68,797)
Loss on equity method investment - related party	20,149	33,898
Depreciation expense	48,172	58,006
Non-cash lease expense	490,122	509,340
Inventory write off expenses	-	30,752
Impairment of convertible note receivable – related party, and equity method investment - related party	42,328	493,898
Impairment loss on goodwill	323,864	-
Impairment in investment in Joint Venture	14,205	-
Unrealized loss on convertible note receivable – related party	379,887	-
Loss on disposal of equipment	5,878	-
Impairment loss on equipment	69,293	-
Bad debt written off	11,177	-

Changes in operating assets and liabilities:
Account receivables	5,384	187,813
Other receivables	(299,525)	(375,745)
Prepaid expenses	90,398	(93,263)
Deposit	(71,147)	1,008
Inventory	336	184
Accounts payable and accrued expenses	228,644	306,299
Accrued commissions	(1,904)	(54,247)
Deferred revenue	-	(21,198)
Operating lease liabilities	(465,977)	(508,018)
Net cash used in operating activities	$(1,659,999)	$(2,600,370)

Cash flows from investing activities:
Purchases of property and equipment	$(30,394)	$(14,574)
Convertible loans receivable - related party	(850,000)	-
Investment at cost	(14,345)	-
Cash withdrawn from Trust Account for redemptions	21,102,871	299,958
Cash withdrawn from Trust Account available to the Company	243,897	68,351,348
Cash deposited into Trust Account	-	(205,305)
Net cash provided by investing activities	$20,452,029	$68,431,427

Cash flows from financing activities:
Repayment of loans and borrowing	$(85,061)	$-
Repayment of deferred underwriting compensation	(325,000)	-
Contribution from Majority Stockholder	-	155,763
Proceeds from extension loan	-	205,305
Advances from related parties	2,170,993	526,323
Borrowing from notes payable - related parties	-	33,475
Repayment to notes payable - related parties	-	(33,475)
Proceed of issuance of Class A Common Stock	3,585,000	-
Repayment of Class A Common Stock	(21,102,872)	(68,351,348)
Net cash used in financing activities	$(15,756,940)	$(67,463,957)

Net increase (decrease) in cash	$3,035,090	$(1,632,900)
Effects of foreign exchange rate on cash	147,455	2,307
Cash at beginning of year	1,159,201	2,789,794
Cash at end of year	$4,341,746	$1,159,201

Supplemental Cash Flow Information
Cash Paid for Interest	$616	$-
Cash Paid for Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of HWH common stock to EF Hutton for deferred underwriting compensation	$1,509,375	$-
Settlement of deferred underwriting compensation payable with promissory note	$1,184,375	$-
Debt to equity conversion	$3,801,759	$-
Valuation gain from notes receivable and warrants - SHRG	$287,812	$-
Initial recognition of operating lease right-of-use asset and liability	$519,353	$125,331

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

Notes to the CONSOLIDATED financial statements

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

HWH International Inc. (“HWH”) and its consolidated subsidiaries (collectively, the “Company”) operate a food and beverage (“F&B”) business in Singapore and South Korea. The F&B business operates four cafés, two of which are located in South Korea and two in Singapore, as well as an online healthy food store serving customers in Singapore. The Company previously operated a membership model in which individuals paid an upfront membership fee to become members. As members, these individuals received discounted access to products and services offered by the Company’s affiliates. The Company had approximately 9,811 members, primarily in South Korea. Currently, this membership business has been temporarily suspended, however the Company intends to resume this business following the ongoing restructuring of the membership model.

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

On September 9, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HWH International Inc., a Nevada corporation (the “HWH Nevada” or “Target”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”). The Company and Merger Sub are sometimes referred to collectively as the “ACAX Parties.” Pursuant to the Merger Agreement, the Business Combination between the Company and the Target was effected through the merger of Merger Sub with and into HWH Nevada, with the Target surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”) on January 9, 2024, the Company changed its name to “HWH International Inc.” The board of directors of the Company (i) approved and declared advisable the Merger Agreement, the Ancillary Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

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

Our newly acquired business started in South Korea with a single-level membership marketing model with limited products for sale. We registered the business on April 1, 2019, and we started selling founders package on July 1, 2019. While we had been profitable and growing, the COVID-19 pandemic had a material adverse effect on such growth and profits. Due to the decline in membership and revenue starting in 2020, we reorganized our internal staff by adding a broader team in each of the United States, Hong Kong and Singapore with direct selling and business development experience to head up and expand our operations across various geographies and revised our business plan to a tiered membership model in 2022, with more products and services to be made available to our members. We created a new corporate structure, with subsidiaries in the U.S., Hong Kong and Singapore, that would allow for quick geographical expansion and we turned our focus to the Hapi Café development.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) We are expanding the product range into robotics for consumer and commercial markets.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer members the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing members about the products and services of HWH, providing us with the chance to significantly increase our membership base as well as increase the amounts spent by our members on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024, and we plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our memberships as we grow the number of Hapi Cafés around the world. Hapi Cafe is positioned to be an integral part of HWH’s business model. In June 2024, the Company’s decision to close the café under Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) was driven by the unsustainable revenue it generated. We believe it is more strategic to refocus our efforts and resources on other business ventures that have greater growth potential.

We have made a minority investment into a travel agency with a HK, China and Malaysia presence. The focus is primarily on educational tours for China’s primary and secondary school students visiting attractions and tours in China and overseas. We also conduct business for hotel booking offers to a hotel booking platform as well as organizing tour conferences for groups and communities. The Company shall continue develop consumer traveling services and hotel booking services in Asia.

Hapi Wealth Builder seeks to provide participants the opportunity to attend courses, workshops, and coaching sessions in person, fostering a collaborative learning environment for those dedicated to learning about investment in equities and wealth-building strategies. The team has been diligently producing digital content for Hapi Wealth Builder and working to collaborate with the right partners to launch the program and make it available to members. Hapi Wealth will leverage the wealth of knowledge and experience of its leaders to make wealth building accessible and effective for its members. Our unique community-centric approach will offer members tools for making informed financial decisions while creating pathways for sustained growth.

On October 31, 2024, we announced that the Company scheduled the launch of Hapi Wealth, a program dedicated to providing comprehensive education in equity investment and wealth-building strategies. We are targeting a rollout in selected regions later in 2025 as well.

To further support its mission, Hapi Wealth is opening its China headquarters, designed as a conducive environment for individuals to participate in tutorials and workshops. The hub will offer participants the opportunity to attend courses, workshops, and coaching sessions in person, fostering a collaborative learning environment for those dedicated to learning about investment in equities and wealth-building strategies.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Through November 30, 2023, HWH (then known as Alset Capital Acquisition Corp.) reported on a twelve-month fiscal year that ended on November 30. In connection with the Business Combination, the Company’s fiscal year end was changed from November 30 to December 31. As a result of this change, the Company had a one-month transition period that began on December 1, 2023 and ended on December 31, 2023. For details see note 22 - Change in Fiscal Year.

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

The following chart describes the Company’s ownership of various subsidiaries:

HWH International Inc.
(DE)
Nasdaq listed
100%
100%
HWH International Inc.
(NV)
Hapi Home Inc.
(NV)
100%
Health Wealth Happiness Pte. Ltd.
(SG)
100%
100%
100%
100%
100%
100%
Hapi WealthBuilder Pte. Ltd.
(SG)
Hapi iRobot Pte. Ltd.
(SG)
HWH World Inc.
(KR)
Hapi Cafe Inc.
(TX)
Hapi Marketplace Inc.
(NV)
Hapi Wealth Builder Limited
(HK)
100%
55.7%
100%
100%
100%
Hapi Cafe Korea Inc.
(KR)
Ketomei Pte. Ltd.
(SG)
Alset F&B Holdings Pte. Ltd.
(SG)
Hapi Cafe Sdn. Bhd.
(MY)
Hapi Cafe SG Pte. Ltd.
(SG)
90%
100%
Alset F&B One Pte. Ltd.
(SG)
Alset F&B (PLQ) Pte. Ltd.
(SG)

The Company mainly focuses on the F&B business. During the years ended December 31, 2024 and 2023, substantially all of the Company’s business was generated by its wholly owned subsidiaries, 0% and 2% from HWH World Inc. (“HWH Korea”), respectively, and 100% and 98% from F&B business, respectively. F&B business was generated by the following subsidiaries at December 31, 2024 and 2023, respectively: 37% and 49% from Alset F&B One Pte. Ltd (“F&B1”), 6% and 6% from Hapi Café Korea Inc.(“HCKI”), 20% and 22% from Hapi Café SG Pte. Ltd. (“HCSGPL”), 7% and 21% from Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) and 30% and 0% from Ketomei Pte. Ltd. (“KPL”). HWH Korea was incorporated in the Republic of Korea (“South Korea”) on May 7, 2019. HWH Korea is in the business of sourcing and distributing dietary supplements and other health products through its network of members in South Korea. HWH Korea generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media, and a customized rewards system, HWH Korea equips, trains, and empowers its members. F&B1 was incorporated in Singapore on April 10, 2017, HCSGPL was incorporated in Singapore on April 4, 2022, F&BPLQ was incorporated in Singapore on November 11, 2022 and KPL was incorporated in Singapore on September 17, 2019. F&B1, HCSGPL, F&BPLQ and KPL are in the F&B business in Singapore. In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary, the Company wrote off $5,878 of fixed assets, which is included in general and administrative expenses, and recorded a gain on termination of lease of $248, which is included in other income on the Company’s Statement of Operations for the year ended December 31, 2024.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $4,341,746 and $1,159,201 as of December 31, 2024 and December 31, 2023, respectively. The Company had no cash equivalents as of December 31, 2024 and 2023.

Investments Held in Trust Account

At December 31, 2024 and 2023, the Company had approximately $0 and $21 million, respectively, in investments in treasury securities held in the Trust Account. In connection with the closing of the Business Combination on January 9, 2024, Class A Common Stock stockholders redeemed 1,942,108 shares for approximately $21 million held in the Trust Account. The Trust Account was closed in May 2024. The funds in Trust Account were valued at Level 1 observable input.

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

Investment Securities at Cost

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or similar investments of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss, which is recognized in the consolidated statements of comprehensive income, equals the amount by which the carrying value exceeds the fair value of the investment.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2024 and 2023, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

Short-term Leases and Leases of Low Value Assets

The Company has elected to not recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less at inception and leases of low value assets. Lease payments associated with these leases are expensed as incurred.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized, equaling an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

As at December 31, 2024, the Company has determined the value-in-use to be zero based on the discounted cash flow of the cash generating unit (“CGU”), which involves the cash flow projections covering a 3-year period and the fair value less cost of disposal to be zero considering the re-sale value of these assets to be insignificant. Based on the assessment, the recoverable amount of the CGU was determined to be zero, which was below the carrying amount of these non-financial assets. Accordingly, impairment losses on plant and equipment of $69,293 are recognized in general and administrative expenses in the consolidated statement of operations and other comprehensive loss for the financial year ended December 31, 2024.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the years ended December 31, 2024 and 2023 were $0 and $1,184, respectively. The table below represents a breakout of the returns related to product sales and the returns related to memberships:

	Returns
	Membership	Products	Total
For the year ended:
December 31, 2024	$-	$-	$-
December 31, 2023	$1,184	$-	$1,184

Food and Beverage: The Company’s performance obligation is to transfer ownership of its F&B products to its customers. The Company generally recognizes revenue when F&B products are delivered to its customers. Revenue is recorded net of applicable taxes, allowances, refunds or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale or from web-based ordering system. The revenue received from Food and Beverage business for the years ended December 31, 2024 and 2023 was $1,253,577 and $817,761, respectively.

Contract Assets and Liabilities

Below is a summary of the beginning and ending balances of the Company’s contract assets and liabilities as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Prepaid Sales Commission

Balances at the beginning of the year	$-	$6,839
Movement for the year	-	(6,839)
Balances at the end of the year	$-	$-

	December 31, 2024	December 31, 2023
Deferred Revenue

Balances at the beginning of the year	$-	$21,198
Movement for the year	-	(21,198)
Balances at the end of the year	$-	$-

Value-added Tax

The Company is obligated to pay value-added tax (“VAT”), among other things, on its inventory purchase as well as its rent payments and payment of professional fees. As of December 31, 2024 and 2023, included in other receivables was VAT paid of $33,914 and $37,179, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of Revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from third-parties money platform, contractor fees for part-time staff, franchise commission and sales commission from membership business.

Below is a breakdown of the Company’s cost of revenue for the years ended December 31, 2024 and 2023.

For the years ended:

Total
December 31, 2024

Finished goods	$492,113
Related shipping	3,370
Handling fee	47,590
Contractor fee	43,787
Franchise commission	17,133
Depreciation	47,728
Total of Cost of revenue	$651,721

December 31, 2023

Finished goods	$151,703
Related shipping	9,346
Handling fee	22,629
Contractor fee	30,977
Franchise commission	18,428
Sales commission	13,827
Inventory written off	30,753
Depreciation	57,162
Total of Cost of revenue	$334,825

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B treating shipping and handling as fulfillment activities rather than a promised service (i.e. a revenue element). Shipping and handling fees are included in cost of revenue within the statements of operations.

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

Advertising Expenses

Costs incurred for advertising the Company’s products are charged to operations as incurred. Advertising expenses for the years ended December 31, 2024 and 2023 were $19,472 and $4,191, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” (“ASC 740-10”), which requires, among other things, assets and liabilities approach to calculating deferred income taxes. The assets and liabilities approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred tax assets will not be realized. Tax positions that meet the more likely than not recognition threshold are measured at the largest amount of tax benefit, that is, more than 50 percent likely of being realized upon settlement with the applicable taxing authority.

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

Delaware Franchise Tax

The State of Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During years ended December 31, 2024 and 2023 the Company incurred $48,180 and $205,000 in Delaware franchise tax, respectively.

Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On December 31, 2024 and 2023, the aggregate non-controlling interests in the Company were $111,835 and $8,666, respectively.

Liquidity and Capital Resources

In the year ended December 31, 2024, we incurred a net loss, a loss from operations and negative cash flow from operations as we expanded our business of operating cafés and restructured our membership model. These factors raise substantial doubt about our ability to continue as a going concern.

Notwithstanding the above, the Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations, and financing availability from related parties are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for at least the next 12 months. The Company’s capital requirements for the planned expansion are based on, among other items, location-specific property costs, team requirements, and marketing steps needed. Our expansion includes plans to take over leases of existing Hapi Cafes that we currently do not own, with a goal to add additional Hapi Cafes over the next two years. Executing these plans will require a minimum investment for each Hapi Café location. There is no guarantee, however, that we will be able to achieve these plans as described.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not contain any adjustments that might be required should the Company be unable to continue as a going concern.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provides a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024. This conversion is reflected under Advances from Related Parties in the cash flow statement. The remaining credit of $700,000 is available for draw as on December 31, 2024.

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

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., a majority owners of the Company. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Recent Accounting Pronouncement

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Segment reporting

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends ASC 280, Segment Reporting (“ASC 280”) to expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”), the amount and description of other segment items, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 further permits disclosure of more than one measure of segment profit or loss and extends the full disclosure requirements of ASC 280 to companies with single reportable segments. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. See —Segment reporting below for additional information.

Accounting pronouncements pending adoption

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the Consolidated Financial Statements.

Segment reporting

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Chief Executive Officer and President and Chief Operating Officer have joint responsibility as the CODM and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the Consolidated Statements of Operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

NOTE 3 - MERGER WITH HWH INTERNATIONAL INC. (A NEVADA CORPORATION)

HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.; “SPAC”, the “Company”) was a special purpose acquisition company, incorporated in Delaware on October 20, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On January 9, 2024, the Company, HWH International Inc. (a Nevada corporation, “HWH Nevada”) and HWH Merger Sub Inc. consummated the merger (the “Reverse Recapitalization” or “Business Combination”) pursuant to an agreement and plan of merger dated as of September 9, 2022.

The transaction was accounted for as a Reverse Recapitalization in accordance with U.S. GAAP. Under this method of accounting, SPAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Reverse Recapitalization, HWH Nevada stockholders comprise a majority of voting power on the Company, most of senior management of HWH Nevada continued as senior management of the combined company and identified a majority of the members of the board of directors of the combined company, both companies are under common control, and HWH Nevada’s operations comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Company is considered to be a continuation of HWH Nevada, with the net identifiable assets of SPAC deemed to have been acquired by HWH Nevada in exchange for HWH Nevada common shares accompanied by a recapitalization, with no goodwill or intangible assets recorded.

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

Consolidated Statement of Operations and Other Comprehensive Loss for the Year Ended on December 31, 2023

	As SPAC previously booked	Merger with HWH-NV	Recast

Revenue
-Membership	$-	$12,293	$12,293
-Non-membership	-	818,226	818,226
Total revenue	$-	$830,519	$830,519

Cost of revenue
-Membership	$-	$(13,827)	$(13,827)
-Non-membership	-	(320,998)	(320,998)
Total cost of revenue	$-	$(334,825)	$(334,825)

Gross profit	$-	$495,694	$495,694

Operating expenses:
General and administrative expenses	$(1,034,367)	$(1,874,528)	$(2,908,895)
Impairment of convertible note receivable – related party, and investment in associate, related party	-	(493,898)	(493,898)
Total operating expenses	$(1,034,367)	$(2,368,426)	$(3,402,793)

Other income (expenses)
Other income	$2,023,638	$187,283	$2,210,921
Foreign exchange transaction gain		68,797	68,797
Loss on equity method investment, related party	-	(33,898)	(33,898)
Total other income	$2,023,638	$222,182	$2,245,820

Income (loss) before provision for income taxes	989,271	(1,650,550)	(661,279)

Provision for income taxes	(415,383)	-	(415,383)

Net income (loss)	$573,888	$(1,650,550)	$(1,076,662)

Less: Net income attributable to Non-Controlling Interests	-	3,830	3,830
Net income (loss) attributable to the common shareholders	$573,888	$(1,654,380)	$(1,080,492)

Other comprehensive loss:
Foreign exchange translation adjustment	-	(49,045)	(49,045)
Total Other comprehensive loss, net of tax	$-	$(49,045)	$(49,045)

Comprehensive income (loss):	$573,888	$(1,703,425)	$(1,129,537)

Consolidated Balance Sheet as of December 31, 2023

	As SPAC previously booked	Merger with HWH-NV	Recast

ASSETS

Current Assets
Cash	$280,398	$878,803	$1,159,201
Account receivable, net	-	28,611	28,611
Inventory	-	1,977	1,977
Other receivables, net	-	41,203	41,203
Prepaid expenses	100,000	6,862	106,862
Total Current Assets	$380,398	$957,456	$1,337,854

Non-Current Assets
Property and equipment, net	$-	$129,230	$129,230
Cash and marketable securities held in Trust Account	21,346,768	-	21,346,768
Deposits	-	298,324	298,324
Operating lease right-of-use assets, net	-	598,508	598,508
Total Non-Current Assets	$21,346,768	$1,026,062	$22,372,830

TOTAL ASSETS	$21,727,166	$1,983,518	$23,710,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$30,156	$137,199	$167,355
Accrued commissions	-	85,206	85,206
Due to related parties, net	205,305	2,118,495	2,323,800
Operating lease liabilities - current	-	429,687	429,687
Deferred underwriting fee payable	3,018,750	-	3,018,750
Total Current Liabilities	$3,254,211	$2,770,587	$6,024,798

Non-Current Liabilities
Operating lease liabilities - Non-current	$-	$182,380	$182,380
Total Non-Current Liabilities	$-	$182,380	$182,380

Commitments and Contingencies

Temporary equity:
Class A common stock subject to possible redemption; 395,207 shares (at approximately $53.40 per share) as of December 31, 2023*	$21,102,871	$-	$21,102,871

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2023	-	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,000 issued and outstanding as of December 31, 2023*	-	-	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 94,750 issued and outstanding as of December 31, 2023*	9	-	9
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 431,250 issued and outstanding as of December 31, 2023*	43	-	43
Additional paid in capital	155,974	10	155,984
Accumulated other comprehensive loss	-	(197,051)	(197,051)
Accumulated deficit	(2,785,942)	(781,074)	(3,567,016)
Total Stockholders’ Deficit	$(2,629,916)	$(978,115)	$(3,608,031)
Non-controlling interests	-	8,666	8,666
Total Stockholders’ Deficit	(2,629,916)	(969,449)	(3,599,365)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,727,166	$1,983,518	$23,710,684

*	The common stock share amounts were adjusted retrospectively to reflect the 5-for-1 reverse stock split on February 24, 2025

NOTE 4 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2024, December 31, 2023 and December 31, 2022 of $17,546, $28,611 and $9,070, respectively, represent collections received by the credit card processor in F&B business and rent receivable. Accounts receivable are recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Accounts receivable considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2024 and 2023, $11,177 and $0 of rent receivable was written off, respectively.

NOTE 5 — PREPAID COMMISSIONS

During the normal course of business, the Company pays commission to its members for product sales as well as membership sales. Prepaid commissions are recorded for commissions paid on membership sales and recognized as an expense over the same period as the related membership revenue.

NOTE 6 — INVENTORY

As of December 31, 2024 and 2023, the balance of finished goods was $1,574 and $1,977, respectively. There is no provision for slow-moving or obsolete inventory during the year ended December 31, 2024. During the year ended December 31, 2023, the Company wrote off $30,753 of expired, slow-moving and obsolete inventory. This was recorded in the Company’s consolidated statement of operations in cost of revenue (non-membership) during the year ended December 31, 2023.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
December 31, 2024
Cost:
Office Equipment	$37,455
Furniture and Fittings	42,328
Kitchen Equipment	30,473
Operating Equipment	11,594
Leasehold Improvements	133,548

Accumulated Depreciation:
Office equipment	(30,179)
Furniture and Fittings	(40,028)
Kitchen Equipment	(13,221)
Operating Equipment	(5,107)
Leasehold Improvements	(65,048)

Impairment:
Office equipment	(6,774)
Furniture and Fittings	(2,300)
Kitchen Equipment	(8,931)
Operating Equipment	(3,450)
Leasehold Improvements	(46,772)

Total, net	$33,588

December 31, 2023
Cost:
Office Equipment	$30,861
Furniture and Fittings	46,376
Kitchen Equipment	23,044
Operating Equipment	8,522
Leasehold Improvements	122,083

Accumulated Depreciation:
Office Equipment	(15,848)
Furniture and Fittings	(31,518)
Kitchen Equipment	(8,368)
Operating Equipment	(3,373)
Leasehold Improvements	(42,549)
Total, net	$129,230

For the years ended December 31, 2024 and 2023, the Company recorded depreciation expenses of $48,172 and $58,006 and impairment of property and equipment of $69,293 and $0, respectively. The impairment was determined by the Company based on the discounted cash flow of the cash generating unit (“CGU”), which involves the cash flow projections covering a 3-year period and the fair value less cost of disposal. Based on the assessment, the recoverable amount of the CGU was determined to be zero, which was below the carrying amount of these non-financial assets. As of December 31, 2024, the Company disposed of office equipment, at a cost of $7,429, and furniture and fittings, at a cost of $2,784, from F&BPLQ due to café’s closure. $5,878 loss on disposal of PPE was recorded in the general and administrative expenses.

NOTE 8 — INVESTMENTS AT COST

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss, which is recognized in the consolidated statements of comprehensive income, equals to the amount by which the carrying value exceeds the fair value of the investment. No impairment was recorded as of and for the year ended December 31, 2024.

Joint Venture

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte. Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai Ambrose, HWH’s Executive Chairman, as a part of HWH’s strategy of building its travel business in Asia. The planned joint venture company (referred to here as the “JVC” or “HTHPL”) will be known as HapiTravel Holding Pte. Ltd. The JVC will be initially owned as follows: (a) HWHPL will hold 19% of the shares in the JVC; (b) Mr. Chan will hold 11%; and (c) the remaining 70% of the shares in the JVC will be held by Mr. Chen.

On November 6, 2024, the Company signed a loan agreement with HTHPL in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date.

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of December 31, 2024, HTHPL owed the Company a total of $139,370, which is recorded in other receivables in the financial statements, which included the subscription fee for 19% of the shares of the JVC.

Ideal Food & Beverage Pte. Ltd.

On March 14, 2024, the Company entered into a share subscription agreement through its subsidiary Alset F&B Holding Pte. Ltd. (“F&BH”) for 19,000 shares of Ideal Food & Beverage Pte. Ltd. (“IFBPL”), constituting 19% of the issued shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024.

On March 14, 2024, the Company entered into a share subscription agreement through its subsidiary Alset F&B Holding Pte. Ltd. (“F&BH”) for 19,000 shares of Ideal Food & Beverage Pte. Ltd. (“IFBPL”), constituting 19% of the issued shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024. The Company impaired this investment of $14,010 to $0 and total impairment expenses were $14,205, which included $14,010 of investment and $195 exchange difference, due to net liabilities of IFBPL as of December 31, 2024.

NOTE 9 — COMMISSIONS EXPENSE

Accrued commissions as of December 31, 2024 and 2023 represent mainly sales commission payable. For the years ended December 31, 2024 and 2023, sales commission expenses of $0 and $13,827 respectively, were recorded and included in cost of revenue in the Company’s consolidated statement of operations.

NOTE 10 – LOANS DUE TO THIRD PARTIES

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes the bank $34,155 at December 31, 2024.

Ketomei also borrowed $42,696 from an individual on February 21, 2022, which consisted of principal of $36,807 and interest of $5,889 for 2 years at 8% interest rate per annum. Ketomei repaid $39,015 in 2024 and owes $3,681 at December 31, 2024, which will be repaid in 6 installments in 2025.

Promissory Note to EF Hutton LLC

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton LLC (“EF Hutton”) (now known as D. Boral Capital LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued at the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024, as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. The first installment of the note that was due in October 2024 was paid in January 2025, resulting in a default due to the delay in payment. We are currently in negotiations with EF Hutton to resolve the default status and restore the account to good standing.

NOTE 11 — DUE TO ALSET INC.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at December 31, 2024 and 2023 are $209,614 and $202,645 respectively.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., pursuant to which AEI has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000.

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. On September 24, 2024 the Company drew $300,000 from the credit line and accrued $3,164 in interest. On December 31, 2024, $3,164 of the interest remained outstanding.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AEI Conversion”) with Alset Inc., pursuant to which a debt of $300,000 due to AEI was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 476,190 shares.

NOTE 12 — DUE TO/FROM RELATED PARTIES

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at December 31, 2024 and 2023 are $5,096,047 and $1,729,901, respectively.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AIL Conversion”) with Alset International Limited, pursuant to which a debt of $3,501,759 due to AIL was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 5,558,347 shares.

Due to Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to ABD represents amount loaned by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd (“Ketomei”) in March 2022, and also represents amount loaned HWHPL to ABD in November 2024. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. The amount due from ABD at December 31, 2024 is $4,113,701   and amount due to ABD at December 31, 2023 is $184,507.

Due to BMI Capital Partners International Limited.

BMI Capital Partners International Limited (“BMI”) is incorporated in Hong Kong and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to BMI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to BMI is non-interest bearing. Since the amount due to BMI is due upon request, it is classified as a current liability. The amounts due to BMI at December 31, 2024 and 2023 are $0 and $1,442, respectively.

General and Administrative Services

Commencing on the date the Company’s common stock was first listed on the Nasdaq, the Company has agreed to pay to Alset Management Group Inc. a total of $10,000 per month for office space, utilities, and secretarial and administrative support for up to 24 months. Upon completion of the Business Combination, the Company ceased paying these monthly fees. During the years ended December 31, 2024 and 2023, the Company recorded a charge of $0 and $120,000, respectively, to the statement of operations pursuant to the agreement.

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

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association, which was entered into on January 31, 2022. On May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation were amended, in part, so that the Company’s ability to complete a business combination was extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the Trust Account by the Company of one-third of 1% of the funds remaining in the Trust Account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor funded the first 30-day extension payment on May 3, 2023. The Sponsor also made subsequent extension payments on June 5th and July 6th of $68,928 and $69,158, respectively. The Sponsor was entitled to the repayment of these extension payments, without interest. As of December 31, 2024 and 2023 there was $0 and $205,305 outstanding under the extension loan, respectively.

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

On February 20, 2024, the Company invested additional $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of loss on goodwill. After this additional investment, the Company owns 55.65% of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of the Company beginning on February 20, 2024.

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

As of December 31, 2024, a total of $48,000 in commitment fees and $39,323 of convertible note interest was recorded under other receivable.

SHRG is a related party of our Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our Chief Executive Officer and Chairman are also the Chief Executive Officer and Chairman, respectively, of SHRG.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Warrants – SHRG	$-	$13,272	$-	$13,272
Convertible loans receivable – SHRG	-	744,652	-	744,652

Total Investment in securities at Fair Value	$-	$757,924	$-	$757,924

The fair value of the SHRG warrants under level 2 category as of December 31, 2024 was calculated using a binomial option pricing model valued with the following weighted average assumptions:

December 31, 2024

Stock price	$1.000
Exercise price	$1.6800
Risk free interest rate	4.34%
Annualized volatility	204.14%
Dividend yield	0.00%
Year to maturity	4.21

The Company has elected to recognize the convertible loan at fair value and therefore there was no further evaluation of embedded features for bifurcation. The Company engaged a valuation firm to perform the valuation of convertible loans. The fair value of the convertible loans is calculated using the binomial tree model based on probability of remaining as straight debt using discounted cash flow with the following assumptions:

	As of December 31, 2024
CN#	1	2	3	4
Issued date	March 18, 2024	May 9, 2024	June 6, 2024	August 13, 2024
Risk-free interest rate	4.248%	4.253%	4.255%	4.261%
Expected life	2.21 year	2.35 year	2.43 year	2.62 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	204.138%	204.138%	204.138%	204.138%
Expected dividend yield	0%	0%	0%	0%

Fair value	$212,708	$230,871	$212,865	$88,208

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Revenue from F&B business amounting to approximately $4,488 and $7,444 during the years ended December 31, 2024 and 2023, respectively, was related to corporate sales. That revenue was derived from corporate sales to related parties who purchased meals and paid for their staff.

Included in Accounts Receivable, net at December 31, 2024 and 2023 is $1,652 and $6,181, respectively, of amounts due from related parties.

Included in other income during the years ended December 31, 2024 and 2023 is $6,462 and $6,756, respectively of rental income from related parties.

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

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $1,725,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $ $3,018,750 in the aggregate. The deferred fee was paid to the underwriters in the form of cash, shares and promissory note upon completion of the Business Combination

NOTE 15 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company is 56,000,000 shares, consisting of (a) 55,000,000 shares of common stock, and (b) 1,000,000 shares of preferred stock. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering except the Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) were transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain exceptions.

The following table summarizes the warrant activity for the years ended December 31, 2024 and 2023.

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2023	909,875	$57.5	5.03	$-
Warrants Vested and exercisable at December 31, 2023	909,875	$57.5	5.03	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1)	-
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2022	909,875	$57.5	6.03	$-
Warrants Vested and exercisable at December 31, 2022	909,875	$57.5	6.03	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of December 31, 2023	909,875	$57.5	5.03	$-
Warrants Vested and exercisable at December 31, 2023	909,875	$57.5	5.03	$-

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

NOTE 16 — INCOME TAXES

The provision for income taxes consisted of the following:

	2024	2023
Current	$-	$415,383
Deferred	-	-
Total	$-	$415,383

	2024	2023
Income taxes at statutory rate	20.39%	18.91%
Change in valuation allowance	(20.39)%	(18.91)%
Other	-%	-%
Effective tax rate	-%	-%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Receivable from related party	$897	$1,020
Inventory	5,800	6,766
Lease Liability	108,318	126,336
Accrued Commission	11	18,745
Net Operation Loss	777,572	468,414
Total deferred tax assets	$892,598	$621,281

Deferred tax liabilities:
Prepaid commissions	$-	$-
Right-of-Use Assets	(105,754)	(123,371)
Total deferred tax liabilities	$(105,754)	$(123,371)

Deferred tax assets / (liabilities), net	$786,844	$497,910
Less valuation allowance	(786,844)	(497,910)
Deferred tax asset c/f	$-	$-

After consideration of all the evidence, both positive and negative, management has recognized a valuation allowance with respect to its net deferred tax assets as at December 31, 2024 and 2023, as it believes it is unlikely that such deferred tax assets will be realized against taxable income in future years.

NOTE 17 —LEASES

The Company has operating leases for its office spaces, one F&B store in South Korea and two F&B stores in Singapore. In the second quarter of 2024, the Company ceased its operations of F&BPLQ and recorded a gain on termination of the operating lease of $248, which is included in other income on the Company’s Statement of Operations for the year ended December 31, 2024.

The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.76 years, with a weighted-average discount rate of 3.39%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $490,122 and $509,340, which were included in general and administrative expenses in the statements of operations for the years ended December 31, 2024 and 2023, respectively. Total cash paid for operating leases amounted to $465,733 and $580,580 for the years ended December 31, 2024 and 2023, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $20,615 and $14,348 is included in general and administrative expenses for the years ended December 31, 2024 and 2023, respectively. Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2024	December 31, 2023

Right-of-use assets	$548,757	$598,508

Lease liabilities - current	$340,651	$429,687
Lease liabilities - non-current	220,249	182,380
Total lease liabilities	$560,900	$612,067

As of December 31, 2024, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ending December 31, 2025	$353,550
12 months ending December 31, 2026	156,668
12 months ending December 30, 2027	68,426
Total undiscounted lease payments	$578,644
Less: Imputed interest	(17,744)
Present value of lease liabilities	$560,900
Operating lease liabilities - Current	340,651
Operating lease liabilities - Non-current	$220,249

NOTE 18 —DISAGGREGATION OF REVENUE

Selected financial information of the Company’s operating revenue for disaggregated revenue purposes by revenue source are as follows: Product sales only represent sales to members, not third parties who are not members.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Membership Fee	$-	$12,293
Product Sales	-	465
Food and Beverage	1,253,577	817,761
Total	$1,253,577	$830,519

NOTE 19 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of December 31, 2024 and 2023, uninsured cash balances were $6,403,985 and $21,989,947, respectively.

Major Suppliers

For the year ended December 31, 2024, five suppliers accounted for approximately over 80% of the Company’s total cost of revenue.

For the year ended December 31, 2023, five suppliers accounted for approximately over 54% of the Company’s total cost of revenue.

NOTE 20 — INVESTMENT IN ASSOCIATE AND CONVERTIBLE NOTES RECEIVABLE, RELATED PARTY

Until February 20, 2024, the Company held an equity method investment in a related party, Ketomei, and also had a convertible note receivable with Ketomei. The following table shows the activity of the investment and note during the years ended December 31, 2024 and 2023.

	December 31, 2023	Additions	Loss on investment	Impairment	December 31, 2024
Investment in associate, related party	$-	$14,744	$(14,744)	$-	$-
Convertible note receivable, related party	-	42,328	-	(42,328)	-
Total	$-	$57,072	$(14,744)	$(42,328)	$-

	December 31, 2022	Additions	Loss on investment	Impairment	December 31, 2023
Investment in associate, related party	$155,369	$4,128	$(33,898)	$(125,599)	$-
Convertible note receivable, related party	198,125	170,174	-	(368,299)	-
Total	$353,494	$174,302	$(33,898)	$(493,898)	$-

During the year of 2024, the Company impaired convertible note receivable of $42,328 to $0 and goodwill of $323,864 to $0, which was generated from net asset value during the acquisition. Total impairment expenses were $366,192.

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

During the year ended December 31, 2024, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the year ended December 31, 2024.

	December 31, 2023	Additions	Net Unrealized Losses	December 31, 2024
Convertible note receivable - related party	$-	$850,000	$105,348	$744,652
Total	$-	$850,000	$105,348	$744,652

During the year ended December 31, 2024, the Company revalued the convertible note receivable with SHRG of $850,000 to $744,652. The total $379,887 revaluated loss amount was booked in unrealized loss on convertible note receivable – related party and $287,512 revaluated gain amount was booked in additional paid in capital as this was a related party transaction.

NOTE 21 — CHANGE IN FISCAL YEAR

In connection with the Business Combination, the Company changed its fiscal year end from November 30 to December 31. The Company reported its audited financial statements on Form 10-K for the year ended November 30, 2023. The Company’s financial statement for one month of December 2023, that were not previously reported include expenses related to business combination, ordinary business expenses and investment income.

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)
CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2023 (recast)
ASSETS
Current assets:
Cash	$280,398
Other current assets	100,000
Total current assets	380,398

Cash and marketable securities held in Trust Account	21,346,768
Total assets	$21,727,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$30,156
Extension Loan – Related Party	205,305
Total current liabilities	235,461

Deferred underwriting compensation	3,018,750
Total liabilities	3,254,211

Commitments and contingencies	-

Temporary equity:
Class A common stock subject to possible redemption; 395,207 shares (at approximately $53.40 per share) as of December 31, 2023*	21,102,871

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 50,000,000 shares authorized; 94,750 issued and outstanding (excluding 395,207 shares subject to possible redemption) as of December 31, 2023*	9
Class B common stock, $0.0001 par value; 5,000,000 shares authorized; 431,250 shares issued and outstanding as of December 31, 2023*	43
Additional Share Capital	155,974
Accumulated deficit	(2,785,942)
Total stockholders’ deficit	(2,629,916)
Total liabilities and stockholders’ deficit	$21,727,166

*	The common stock share amounts were adjusted retrospectively to reflect the 5-for-1 reverse stock split on February 24, 2025

HWH INTERNATIONAL INC.

(Formerly known as Alset Capital Acquisition Corp.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the One
Month Ended
December 31, 2023 (recast)
EXPENSES
Administration fee - related party	$10,000
General and administrative	(115,724)
TOTAL EXPENSES	(105,724)

OTHER INCOME
Investment income earned on cash and marketable securities held in Trust Account	94,130
TOTAL OTHER INCOME	94,130

Pre-tax loss	199,853

Income tax expense	35,372

Net loss	$235,225

NOTE 22 — SUBSEQUENT EVENT

Public Offering

On January 3, 2025, the Company announced the pricing of its public offering of 3,162,500 shares of common stock, par value $0.0001 per share (the “Shares”) and 1,250,000 pre-funded warrants to purchase shares of common stock (“Pre-Funded Warrants”). The Shares and Pre-Funded Warrants were offered at a public offering price of $0.40 per share and $0.3999 per Pre-Funded Warrant. The Pre-Funded Warrants were exercisable immediately upon issuance and have an exercise price of $0.0001 per share. The gross proceeds to the Company from the offering were approximately $1.76 million, before deducting placement agent fees and other offering expenses of approximately $355,017.

The offering was conducted pursuant to the Company’s registration statement on Form S-1 (File No. 333-282567), which was initially filed with the Securities and Exchange Commission on October 10, 2024, subsequently amended on October 23, 2024, December 4, 2024, and December 10, 2024, and declared effective on December 19, 2024. The offering closed on January 6, 2025.

D. Boral Capital LLC (“D. Boral Capital”) was acting as the exclusive placement agent for the offering. Pursuant to the Placement Agency Agreement, the Company has agreed to pay D. Boral Capital a cash fee equal to 7.5% of the gross proceeds from the offering, a non-accountable expense allowance equal to 1.0% of the gross proceeds, and reimbursement for legal and out-of-pocket expenses up to $75,000.

Amendment to Amended and Restated Certificate of Incorporation

On January 8, 2025, the Company amended the text of Section 7.3 of Article VII of the Company’s Amended and Restated Certificate of Incorporation with the State of Delaware to permit the stockholders of the Company to take action by majority written consent. This Amendment of the Company’s Amended and Restated Certificate of Incorporation was approved by the Company’s stockholders at the Company’s annual meeting of stockholders on December 12, 2024.

The Reverse Stock Split

On January 16, 2025, the holders of a majority of the issued and outstanding shares of common stock of the Company, approved by written consent, an amendment of the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, par value $0.0001 per share, at a ratio of 1-for-5 (the “Reverse Stock Split”). The reverse stock split was effectuated on February 24, 2025.

Acquisition of L.E.H. Insurance Group, LLC

On November 19, 2024, HWH entered definitive agreements to acquire a controlling 60% interest in L.E.H. Insurance Group, LLC (“LEH”). The acquisition closed on February 27, 2025. This acquisition was facilitated through the purchase of shares from Sharing Services Global Corp. (“SHRG”) SHRG sold its 60% interest in LEH to HWH, while the remaining 40% stake was retained by the original owner. However, following this transaction, the original owner sold their 40% interest to SHRG. John Thatch, the Chief Executive Officer of the Company, is also the Chief Executive Officer of both LEH and SHRG. LEH is a licensed insurance agency representing over 600 insurance companies, serving as an independent advisor to businesses and individuals. LEH provides personalized insurance solutions, offering expert guidance to meet the unique coverage needs of each customer. LEH is in the early stages of its development, has no employees on its payroll, and has yet to turn a profit.

Securities Purchase Agreement with SHRG

On March 31, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $150,000, the indebtedness thereunder being convertible into SHRG common stock at $0.80 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement. Further, SHRG granted the Company warrants exercisable into 937,500 shares of SHRG common stock, the exercise period of the warrants being three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2024, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, management determined that the following issues constitute as material weakness:

●	The Company has limited accounting personnel, and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting.

●	Additionally, well-defined accounting policies and procedures have not been established and many financial close procedures, including period-end review and reconciliations, did not occur on a timely basis or failed to identify material adjustments.

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

Changes in Internal Control over Financial Reporting

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, U.S. GAAP, and SEC experience.

Item 9B. Other Information.

Insider Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Heng Fai Ambrose Chan	80	Executive Chairman, Director
John “J.T.” Thatch	63	Chief Executive Officer
Rongguo (Ronald) Wei	53	Chief Financial Officer
Lim Sheng Hon Danny	33	Chief Operating Officer
William Wu	58	Independent Director
Wong Shui Yeung	54	Independent Director
Wong Tat Keung	54	Independent Director

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD 20814.

Business Experience

Heng Fai Ambrose Chan. Mr. Chan has served as our Chairman since October 2021 and served as our Chief Executive Officer from October 2021 to January 2024. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as a director of Alset International Limited, an SGX listed company, since May 2013, has served as its Chief Executive Officer since April 2014 and has served as its Chairman of the Board since June 2017. Mr. Chan has served as a director of Hapi Metaverse Inc. since October 2014 and as Chairman since July 2021. Mr. Chan has served as a director of the LiquidValue Development Inc. since January 2017 and has served as its Chairman of the Board since December 2017. Mr. Chan has served as a director of DSS, Inc., an NYSE listed company, since January 2017 and has served as its Chairman of the Board since March 2019. Mr. Chan is the founder of Alset Inc., a Nasdaq listed company, the majority shareholder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its inception in March 2018. Mr. Chan has served as director of Sharing Services Global Corporation, an OTC Pink listed company, since April 2020 and has served as its Chairman of the Board since July 2021. Mr. Chan has served as director of Value Exchange International, Inc., an OTCQB listed company, since December 2021. Mr. Chan has served as director of Impact BioMedical Inc., a NYSE listed company, since March 2025.

Mr. Chan was the Executive Chairman of China Gas Holdings Limited, an HKSE listed company, an investor and operator of municipal gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served as director of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited), an HKSE listed company, an investment holding company, from September 1992 to 2015, and as the Managing Chairman from 1995 to 2015. Mr. Chan was the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX, from March 2003 to September 2013. Mr. Chan served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan served as a director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan served as a director of Global Medical REIT Inc., an NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 until April 2022. Mr. Chan served as a director of RSI International Systems, Inc. (now known as ARCpoint Inc.), a TSXV listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Mr. Chan leads the board and guides our company. Mr. Chan brings extensive knowledge to our company and a deep background in growth companies, emerging markets, mergers and acquisitions, and capital market activities. The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

John “JT” Thatch. Mr. Thatch has served as HWH’s Chief Executive Officer since January 9, 2024. Mr. Thatch has also served as a director of DSS, Inc., a NYSE traded company, from May 2019 to October 2023, during which time he was their Lead Independent Director. Mr. Thatch is an accomplished, energetic, entrepreneur-minded executive who has the vision and knowledge to create growth and shareholder value for any organization. Mr. Thatch has successfully started, owned and operated several sized businesses in various industries, including service, retail, wholesale, on-line learning, finance, real estate management and technology companies. Since March 2018, Mr. Thatch has served as the President, Chief Executive Officer and Vice Chairman of Sharing Services Global Corporation, a publicly traded holding company focused in the direct selling and marketing industry. He is a minority member of Superior Wine & Spirits, a Florida-based wholesale company since February of 2016. Mr. Thatch served as Chief Executive Officer of Universal Education Strategies, Inc. from January 2009 to January 2016, an organization involved in the development and sales of educational products and services. From 2000 to 2005, he was the Chief Executive Officer of Onscreen Technologies, Inc., currently listed on NASDAQ as Orbital Energy Group “OEG”, once a global leader in the development of cutting-edge thermal management technologies for integrated LED technologies, circuits, superconductors and solar energy solutions. Mr. Thatch was responsible for all aspects of the company including board and stockholder communications, public reporting and compliance with Sarbanes-Oxley, structuring and managing the firm’s financial operations, and expansion initiatives for all corporate products and services. Mr. Thatch’s public company financial and management experience in the strategic growth and development of various companies qualify him to serve as Chief Executive Officer of HWH.

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

Lim Sheng Hon Danny. Mr. Lim was appointed Chief Operating Officer of HWH in February 2024 and also serves as Chief Strategy Officer of the Company. Mr. Lim has served as Senior Vice President, Business Development and as Executive Director of Alset International Limited, an SGX listed company since 2020. Mr. Lim has served as a director of Alset Inc., a Nasdaq listed company, the majority shareholder of the Company, since October 2022. Mr. Lim has served as a director of DSS, Inc., an NYSE listed company, since October 2023. Mr. Lim has served as a director of Value Exchange International Inc., an OTCQB listed company, since December 2023.

Mr. Lim has over 8 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Lim manages business development efforts, focusing on corporate strategic planning, merger and acquisition and capital markets activities. Mr. Lim oversees and ensures executional efficiency, and facilitates implementation of the Group’s strategies by internal and external stakeholders. Mr. Lim liaises with corporate partners or investment prospects for potential working/investment collaborations, and operational subsidiaries locally and overseas to augment a close parent-subsidiary working relationship. Mr. Lim graduated from Singapore Nanyang Technological University with a Bachelor’s Degree with Honors in Business, specializing in Banking and Finance.

We have also assembled a group of independent directors who will provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Included in this group is William Wu, Wong Shui Yeung (Frankie) and Wong Tat Keung (Aston).

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

Mr. Wu previously worked for a number of international investment banks and possesses over 28 years of experience in the investment banking, capital markets, institutional broking and direct investment businesses. He is a registered license holder to carry out Type 6 (advising on corporate finance) and Type 9 (asset management) regulated activities under the Securities and Futures Ordinance (Chapter 571 of the Laws of Hong Kong). We believe that Mr. Wu’s knowledge of complex, cross-border financial matters is highly relevant to our business and qualifies him to serve as an independent member of the board.

Mr. Wu demonstrates extensive knowledge of complex, cross-border financial matters highly relevant to our business, making him well-qualified to serve as an independent member of the board. Mr. Wu serves on our Audit Committee and Compensation Committee.

Wong Shui Yeung (Frankie). Mr. Wong has served as a member of our Board of Directors since January of 2022. Mr. Wong is a practicing member and fellow of Hong Kong Institute of Certified Public Accountants. He holds a bachelor’s degree in business administration. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong has served as a director of Alset Inc. and DSS Inc. since November 2021 and July 2022, respectively, the shares of which are listed on NASDAQ and NYSE, respectively, and Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTCQB. He has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of the Singapore Stock Exchange and First Credit Finance Group Limited since February 2024, the shares of which are listed on the GEM Board of The Stock Exchange of Hong Kong Limited. Mr. Wong was an Independent Non-Executive Director of SMI Holdings Group Limited from April 2017 to December 2020 and SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2024.

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

Insider Trading Policy

On March 18, 2025 we adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

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

As a result of the relationship between HWH Nevada and the Company, the Company obtained a fairness opinion in connection with the board’s approval of the Agreement and Plan of Merger with HWH Nevada.

Item 11. Executive Compensation.

None of our executive officers has received any cash compensation for services rendered to us. We agreed to pay to Alset Management Group Inc. a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination, we ceased paying these monthly fees. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, was paid by us to our Sponsor, officers or directors or any affiliate of our Sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of the Business Combination (regardless of the type of transaction that it is). However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, officers or directors or our or their affiliates. Any such payments prior to the Business Combination were made using funds held outside the Trust Account. Other than quarterly Audit Committee’s review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating the Business Combination.

After the completion of the Business Combination, directors or members of our management team who remained with the Company may be paid consulting or management fees, or other fees, from the Company. We have not established any limit on the amount of such fees that may be paid by the Company to our directors or members of management. No compensation has been paid to the Company’s Chairman for his services. In 2024 we set the cash compensation for our three independent directors at $10,000 per year, to be paid in quarterly increments of $2,500 beginning with the quarter which ended on March 31, 2024.

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by the members of our Board of Directors during the fiscal year ended December 31, 2024:

Name	Directors’ Fee	Salary	Consultation	Bonus	Total Compensation
Wong Tat Keung	$10,000				$10,000
William Wu	$10,000				$10,000
Wong Shui Yeung	$10,000				$10,000
Chan Heng Fai	$-				$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each member of our board of directors, director nominees and each of our named executive officers individually; and
●	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person (however, neither the stockholder nor the directors and officers listed below own any stock options or warrants to purchase shares of our common stock at the present time). The percentages of beneficial ownership are based on 6,476,400 shares of HWH International Inc. Common Stock outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Directors and Executive Officers (2):
Heng Fai Ambrose Chan (3)(4)	5,067,334	78.2%
John “JT” Thatch	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Lim Sheng Hon Danny	0	0.00%
William Wu	0	0.00%
Wong Shui Yeung	0	0.00%
Wong Tat Keung	0	0.00%
All Directors and Officers (7 individuals)	5,067,334	78.2%
Alset Acquisition Sponsor, LLC (3)	535,475	5.5%
Alset International Limited	1,991,669	30.8%
Alset Inc. (3)	5,064,734	78.2%
Other Stockholders: None

(1)	Based upon 6,476,400 shares of Common Stock outstanding as of March 31, 2025.

(2)	The mailing address for each individual and entity set forth above is c/o HWH International Inc., 4800 Montgomery Lane, Suite 210, MD 20814.

(3)	Alset Acquisition Sponsor, LLC, our Sponsor, is the record holder of the securities reported herein. Alset Inc. and Alset International Limited are the owners of 55% and 45% respectively of Alset Acquisition Sponsor, LLC. Alset Inc. owns 85.5% of Alset International Limited. Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and Majority Stockholder of Alset Inc. Mr. Chan may be deemed to share beneficial ownership of the securities held of record by our Sponsor. Mr. Chan disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(4)	Heng Fai Ambrose Chan directly owns 2,600 shares of HWH International Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Family Relationships

Not applicable.

Policies and Procedures for Transactions with Related Persons

Following the Business Combination, the Company’s Code of Ethics was amended to require it to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company or any of its subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 4% beneficial owner of the Company Common Stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

As a result of the relationship between the Company and HWH Nevada, the Company obtained a fairness opinion in connection with the board’s approval of the Agreement and plan of Merger with HWH Nevada.

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

Advances from Related Party

The Sponsor paid certain offering costs on behalf of the Company and advanced working capital to the Company. These advances are due on demand and are non-interest bearing. During the year ended December 31, 2023, the Sponsor paid a total of $33,475 of operating costs on behalf of the Company. During the year ended December 31, 2023, the Company repaid the outstanding balance. As of December 31, 2024 and 2023, $0 and $0 was due to the related party, respectively.

General and Administrative Services

The Company agreed to pay the Alset Management Group Inc. a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 24 months commencing on the date the Units were first listed on the Nasdaq. Upon completion of the Business Combination the Company ceased paying these monthly fees. During the years ended December 31, 2024 and 2023, the Company recorded a charge of $0 and $120,000, respectively, to the statement of operations pursuant to the agreement.

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

Extension Loan

On May 1, 2023, the Company amended the Investment Management Trust Agreement (the “Trust Agreement”) with Wilmington Trust, National Association, a national banking association, which was entered into on January 31, 2022. On May 2, 2023 the Company filed an Amendment to the Amended and Restated Certificate of Incorporation. The Trust Agreement and Amended and Restated Certificate of Incorporation were amended, in part, so that the Company’s ability to complete a business combination was extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of the Offering, subject to the payment into the Trust Account by the Company of one-third of 1% of the funds remaining in the Trust Account following any redemptions in connection with the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation. The Sponsor funded the first 30-day extension payment on May 3, 2023. The Sponsor also made subsequent extension payments on June 5th and July 6th of $68,928 and $69,158, respectively. The Sponsor was entitled to the repayment of these extension payments, without interest. As of December 31, 2024 and 2023 there was $0 and $205,305 outstanding under the extension loan, respectively.

Due To Alset Inc.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at December 31, 2024 and 2023 are $209,614 and $202,645 respectively.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., pursuant to which AEI has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000.

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. On September 24, 2024 the Company drew $300,000 from the credit line and accrued $3,164 in interest. On December 31, 2024, $3,164   of the interest remained outstanding.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AEI Conversion”) with Alset Inc., pursuant to which a debt of $300,000 due to AEI was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 476,190 shares.

Due to Alset International Limited

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at December 31, 2024 and 2023 are $5,096,047 and $1,729,901, respectively.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AIL Conversion”) with Alset International Limited, pursuant to which a debt of $3,501,759 due to AIL was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 5,558,347 shares.

Due to Alset Business Development Pte. Limited

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to ABD represents amount loaned by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd (“Ketomei”) in March 2022, and also represents amount loaned HWHPL to ABD in November 2024. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. The amount due from ABD at December 31, 2024 is $4,113,701   and amount due to ABD at December 31, 2023 is $184,507.

Due to BMI Capital Partners International Limited

BMI Capital Partners International Limited (“BMI”) is incorporated in Hong Kong and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to BMI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to BMI is non-interest bearing. Since the amount due to BMI is due upon request, it is classified as a current liability. The amounts due to BMI at December 31, 2024 and 2023 are $0 and $1,442, respectively.

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

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$283,563	$193,170
Audit-Related Fees	$115,594	$50,861
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$398,157	$244,031

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2024 and 2023 for the audit of our consolidated financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ended December 31, 2024 and 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2024 and 2023 (recast)

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023 (recast)

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2024 and 2023 (recast)

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023 (recast)

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description
1.1	Underwriting Agreement, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
2.1	Merger Agreement dated September 9, 2022 by and among Alset Capital Acquisition Corp., HWH Merger Sub, Inc. and HWH International Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on September 12, 2022.
3.1	Amended and Restated Certificate of Incorporation dated February 2, 2022, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
3.2	By Laws, incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Alset Capital Acquisition Corp., dated May 2, 2023, incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed with the SEC on May 3, 2023.
3.4	Amendment to Certificate of Incorporation, incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 3, 2023.
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.2	Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.3	Specimen Warrant Certificate, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.4	Specimen Right Certificate, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.5	Warrant Agreement between Vstock Transfer LLC and the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
4.6	Rights Agreement between Vstock Transfer LLC and the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
4.7*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1	Letter Agreement among the Registrant and our officers, directors and Alset Management Group, Inc., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.2	Promissory Note, dated November 8, 2021, issued to Alset Acquisition Sponsor LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
10.3	Investment Management Trust Agreement between Wilmington Trust Company and the Registrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.4	Registration Rights Agreement between the Registrant and certain security holders, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.5	Securities Subscription Agreement, dated November 8, 2021, between the Registrant and Alset Acquisition Sponsor LLC, incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.

10.6	Placement Unit Purchase Agreement between the Registrant and Alset Acquisition Sponsor, LLC, incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
10.7	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
10.8	Administrative Support Agreement by and between the Registrant and Alset Management Group, Inc., incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
10.9	Sponsor Support Agreement dated as of September 9, 2022, by and among Alset Capital Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on September 12, 2022.
10.10	Shareholder Support Agreement dated as of September 9, 2022, by and among Alset Capital Acquisition Corp., HWH International Inc. and each of the Persons set forth on Schedule I attached thereto, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on September 12, 2022.
10.11	Amendment No. 1 to Investment Management Trust Agreement, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on May 3, 2023.
10.12	Form of Forward Share Purchase Agreement, dated July 30, 2023, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on July 31, 2023.
10.13	Form of FPA Funding Amount PIPE Subscription Agreement, dated July 30, 2023, incorporated by reference to Exhibit 10.2 of the registrant’s current report on Form 8-K filed with the SEC on July 31, 2023.
10.14	Amendment No. 2 to Investment Management Trust Agreement, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on November 3, 2023.
10.15	Satisfaction and Discharge Agreement, dated December 18, 2023, incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K filed with the SEC on January 12, 2024.
10.16	Credit Facility Agreement dated April 24, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on April 25, 2024.
10.17	Debt Conversion Agreement dated September 24, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on September 25, 2024.
10.18	Debt Conversion Agreement dated September 24, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on September 25, 2024.
10.19	Stock Purchase Agreement dated November 25, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on November 26, 2024.
10.20	Stock Purchase Agreement dated December 24, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on December 26, 2024.
14	Code of Ethics, incorporated by reference to Exhibit 14 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
19.1**	Insider Trading Policy
21*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of HWH International Inc., incorporated by reference to Exhibit 97.1 of the registrant’s annual report on Form 10-K filed with the SEC on February 28, 2024
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH International Inc.

Dated: March 31, 2025	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Thatch	Chief Executive Officer	March 31, 2025
John Thatch	(Principal Executive Officer)

/s/ Rongguo (Ronald) Wei	Chief Financial Officer	March 31, 2025
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wong Shui Yeung (Frankie)	Director	March 31, 2025
Wong Shui Yeung (Frankie)

/s/ William Wu	Director	March 31, 2025
William Wu

/s/ Wong Tat Keung (Aston)	Director	March 31, 2025
Wong Tat Keung (Aston)

/s/ Heng Fai Ambrose Chan	Director	March 31, 2025
Heng Fai Ambrose Chan

