Form 10-Q
period 2025-03-31
HWH International Inc.
filed 2025-05-15
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 6,476,400 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

HWH INTERNATIONAL INC.

Form 10-Q For the Quarter Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS

Current Assets
Cash	$4,176,546	$4,341,746
Account receivable, net	35,106	17,546
Inventory	2,585	1,574
Other receivables, net	313,455	342,712
Deposit	209,409	-
Convertible loans receivable - related party, at fair value	1,061,372	744,652
Investment security – related party	101,125	13,272
Prepaid expenses	7,912	13,495
Total Current Assets	$5,907,510	$5,474,997

Non-Current Assets
Property and equipment, net	$32,133	$33,588
Deposit	142,645	351,240
Investment at cost	141	140
Operating lease right-of-use assets, net	448,901	548,757
Total Non-Current Assets	$623,820	$933,725

TOTAL ASSETS	$6,531,330	$6,408,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$545,229	$483,430
Accrued commissions	73,104	73,022
Due to related parties, net	760,619	1,191,960
Operating lease liabilities - current	285,084	340,651
Notes payable - current	981,595	1,222,211
Deferred revenue	14,872	-
Total Current Liabilities	$2,660,503	$3,311,274

Non-Current Liabilities
Operating lease liabilities - non-current	$175,235	$220,249
Total Non-Current Liabilities	$175,235	$220,249

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 55,000,000 shares authorized; 6,476,400 and 5,593,920 issued and outstanding as of March 31, 2025 and December 31, 2024*	647	559
Additional paid in capital	10,836,439	9,339,413
Accumulated other comprehensive loss	(360,547)	(257,598)
Accumulated deficit	(6,882,141)	(6,317,010)
Total HWH International Inc. Stockholders’ Equity	$3,594,398	$2,765,364
Non-controlling interests	101,194	111,835
Total Stockholders’ Equity	3,695,592	2,877,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,531,330	$6,408,722

*	The common stock share amounts were adjusted retrospectively to reflect the 5-for-1 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Revenue	$295,197	$286,110

Cost of revenue	$(147,603)	$(122,813)

Gross profit	$147,594	$163,297

Operating expenses:
General and administrative expenses	$(664,242)	$(1,129,191)
Impairment of convertible note receivable – related party, and equity method investment - related party	-	(366,192)
Impairment loss on goodwill	(77,480)	-
Total Operating expenses	$(741,722)	$(1,495,383)

Other income (expense)
Other income	$29,587	$78,013
Interest expense	(50,126)	(18,131)
Foreign exchange transaction gain (loss)	66,070	(49,571)
Loss on equity method investment - related party	-	(14,744)
Unrealized gain on convertible note receivable – related party	17,442	-
Total Other income (expense)	$62,973	$(4,433)

Loss before provision for income taxes	(531,155)	(1,336,519)

Income taxes	(42,948)	-

Net loss	$(574,103)	$(1,336,519)

Less: Net (loss) income attributable to non-controlling Interests	(8,972)	319

Net loss attributable to common stockholders	$(565,131)	$(1,336,838)

Net Loss	(574,103)	(1,336,519)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	$(102,965)	$86,818
Total comprehensive loss, net of tax:	$(677,068)	$(1,249,701)

Less Comprehensive (loss) income attributable to non-controlling interests	(8,988)	319
Total Comprehensive loss attributable to common stockholders	$(668,080)	$(1,250,020)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Common stock	Class A common stock	Class B common stock	Common stock	Class A common stock	Class B common stock
Loss per common share
Basic	$(0.09)	$-	$-	$(0.44)	$(0.44)	$(0.44)
Diluted	$(0.09)	$-	$-	$(0.44)	$(0.44)	$(0.44)

Weighted average number of common shares outstanding*
Basic	6,416,274	-	-	2,959,591	8,330	37,912
Diluted	6,416,274	-	-	2,959,591	8,330	37,912

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect the 5-for-1 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Class A Common stock		Class B Common stock		Common Stock		Additional	Accumulated Other		Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Equity
Balances at December 31, 2024	-	-	-	-	5,593,920	$559	$9,339,413	$(257,598)	$(6,317,010)	$2,765,364	$111,835	$2,877,199

Issuance of Common Stock	-	-	-	-	632,500	$63	$1,409,795	-	-	$1,409,858	-	$1,409,858
Warrants exercised to Common Stock	-	-	-	-	250,000	$25	$100)	-	-	$125	-	$125
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$87,131	-	-	$87,131	-	$87,131
Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	-	-	-)	-	$(1,653)	$(1,653)
Net loss	-	-	-	-	-	-	-	-	$(565,131)	$(565,131)	$(8,972)	$(574,103)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(102,949)	-	$(102,949)	$(16)	$(102,965)

Balances at March 31, 2025	-	-	-	-	6,476,420	$647	$10,836,439	$(360,547)	$(6,882,141)	$3,594,398	$101,194	$3,695,592

	Class A Common stock		Class B Common stock		Common Stock		Additional	Accumulated Other		Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit	controlling interests	Stockholders’ Deficit
Balances at December 31, 2023	94,750	$9	431,250	$43	2,000	$-	$155,984	$(197,051)	$(3,567,016)	$(3,608,031)	$8,666	$(3,599,365)

Issuance of Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	-	-	29,889	$3	$1,509,387	-	-	$1,509,390	-	$1,509,390
Issuance of Common Stock during Merger	-	-	-	-	2,686,772	$269	$(294)	-	-	$(25)	-	$(25)
Convert Common Stock Class A and B to Common Stock	(94,750)	$(9)	(431,250)	$(43)	526,000	$52	-	-	-	-	-	-
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$216,188	-	-	$216,188	$	$216,188
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-	$155,514	$155,514
Net loss	-	-	-	-	-	-	-	-	$(1,336,838)	$(1,336,838)	$319	$(1,336,519)

Foreign currency translation adjustment	-	-	-	-	-	-	-	$86,818	-	$86,818	$-	$(86,818)

Balances at March 31, 2024	-	-	-	-	3,244,661	$324	$1,881,265	$(110,233)	$(4,903,854)	$(3,132,498)	$164,499	$(2,967,999)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net loss	$(574,103)	$(1,336,519)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange transaction (gain) loss	(66,070)	49,571
Loss on equity method investment, related party	-	14,744
Depreciation expense	3,282	14,643
Non-cash lease expense	109,129	125,143
Impairment of convertible note receivable – related party, and equity method investment - related party	-	366,192
Impairment loss on goodwill	77,480	-
Unrealized gain on convertible note receivable – related party	(17,442)	-

Changes in operating assets and liabilities:
Account receivables	(17,376)	-
Other receivables	(41,711)	98,089
Prepaid expenses	5,603	-
Deposit	-	(111,609)
Inventory	(1,007)	(1,668)
Accounts payable and accrued expenses	61,113	267,792
Accrued commissions	-	(379)
Deferred revenue	14,872	-
Operating lease liabilities	(109,103)	(124,210)
Net cash used in operating activities	$(555,333)	$(638,211)

Cash flows from investing activities:
Purchases of property and equipment	$-	$(2,072)
Convertible loans receivable - related party	(300,000)	(250,000)
Net cash used in investing activities	$(300,000)	$(252,072)

Cash flows from financing activities:
Repayment of loans and borrowing	$(247,300)	$(26,307)
Repayment of deferred underwriting compensation	-	(325,000)
Advances from related parties	(506,454)	1,101,256
Proceed from issuance of Common Stock and Warrants	1,409,983	-
Net cash provided by financing activities	$656,229	$749,949

Net decrease in cash	$(199,104)	$(140,334)
Effects of foreign exchange rate on cash	33,904	(19,361)
Cash at beginning of period	4,341,746	1,159,201
Cash at end of period	$4,176,546	$999,506

Supplemental Cash Flow Information
Cash Paid for Interest	$12	$-
Cash Paid for Taxes	$42,948	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of HWH Common Stock to D. Boral Capital (f.k.a. EF Hutton) for Deferred Underwriting Compensation	$-	$1,509,375
Issuance of Common Stock	$-	$(1,359)
Valuation gain (loss) from notes receivable and warrants - SHRG	$87,131	$(216,188)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March, 2025 and 2024

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

On January 6, 2025, the Company announced the closing of its previously disclosed public offering of 632,500 shares of common stock, par value $0.0001 per share (the “Shares”) and 250,000 pre-funded warrants to purchase shares of common stock (“Pre-Funded Warrants”). The Shares and Pre-Funded Warrants were offered at a public offering price of $2.00 per share and $1.9995 per Pre-Funded Warrant, respectively. The Pre-Funded Warrants are exercisable immediately upon issuance and have an exercise price of $0.0001 per share. The gross proceeds to the Company from the offering were approximately $1.76 million, before deducting placement agent fees and other offering expenses. Each of the amounts of warrants and shares and the prices thereof in the foregoing paragraph are adjusted for a 1-for-5 reverse stock split of the Company’s stock split effective on February 24, 2025.

D. Boral Capital LLC (“D. Boral Capital”) acted as the exclusive placement agent for the offering. Pursuant to the Placement Agency Agreement, the Company paid D. Boral Capital a cash fee equal to 7.5% of the gross proceeds from the offering, a non-accountable expense allowance equal to 1.0% of the gross proceeds, and reimbursement for legal and out-of-pocket expenses up to $75,000.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim periods or for any other future years. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed on March 31, 2025.

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

The following chart describes the Company’s ownership of various subsidiaries:

HWH International Inc.
(DE)
Nasdaq listed
100%
Hapi Home Inc.
(NV)
100%
HWH International Inc.
(NV)
60%
LEH Insurance Group, LLC
(TX)
100%
Health Wealth Happiness Pte. Ltd.
(SG)
100%
Hapi iRobot Pte. Ltd.
(f.k.a. Hapi MarketPlace Pte. Ltd.)
(f.k.a. HWH MarketPlace Pte. Ltd.)
(SG)
100%
Hapi WealthBuilder Pte. Ltd.
(SG)
100%
HWH World Inc.
(KR)
100%
Hapi Cafe Inc.
(TX)
100%
Hapi Marketplace Inc.
(NV)
100%
Hapi Wealth Builder Ltd.
(HK)
100%
Hapi Cafe Korea Inc.
(KR)
55.7%
Ketomei Pte. Ltd.
(SG)
100%
Alset F&B Holdings Pte. Ltd.
(SG)
100%
Hapi Cafe Sdn. Bhd.
(MY)
100%
Hapi Cafe SG Pte. Ltd.
(SG)
90%
Alset F&B One Pte. Ltd.
(SG)
100%
Alset F&B (PLQ) Pte. Ltd.
(SG)

The Company mainly focuses on the F&B business. During the three months ended March 31, 2025 and 2024, substantially all of the Company’s business was generated by F&B business. F&B business was generated by the following subsidiaries at March 31, 2025 and 2024, respectively: 37% and 40% from Alset F&B One Pte. Ltd (“F&B1”), 11% and 4% from Hapi Café Korea Inc. (“HCKI”), 21% and 19% from Hapi Café SG Pte. Ltd. (“HCSGPL”), 0% and 17% from Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) and 31% and 20% from Ketomei Pte. Ltd. (“KPL”). F&B1 was incorporated in Singapore on April 10, 2017, HCSGPL was incorporated in Singapore on April 4, 2022, F&BPLQ was incorporated in Singapore on November 11, 2022 and KPL was incorporated in Singapore on September 17, 2019. F&B1, HCSGPL, F&BPLQ and KPL are in the F&B business in Singapore. In the second quarter of 2024 the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,882 of fixed assets, which was included in general and administrative expenses, and recorded a gain on termination of lease of $248 during 2024.

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

Functional and Reporting Currency

The functional and reporting currency of the Company is the United States dollar (“$”). The financial records of the Company’s subsidiaries located in South Korea, Singapore, Hong Kong and Malaysia are maintained in their local currencies, the Korean Won (₩), Singapore Dollar (S$), Hong Kong Dollar (HK$) and Malaysian Ringgit (MYR), which are also the functional currencies of these entities.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $4,176,546 and $4,341,746 as of March 31, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of March 31, 2025 and December 31, 2024, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

The Company generates its revenue primarily from product sales and F&B business.

Product Sales: The Company’s performance obligation is to transfer ownership of its products to its customer. The Company generally recognizes revenue when product is delivered to its customers. Revenue is recorded net of applicable taxes, allowances, refunds or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any customer returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a customer has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and returns for the three months ended March 31, 2025 and 2024 were both $0.

Food and Beverage: The Company’s performance obligation is to transfer ownership of its F&B products to its customers. The Company generally recognizes revenue when F&B products are delivered to its customers. Revenue is recorded net of applicable taxes, allowances, refunds or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale or from web-based ordering system. The revenue received from Food and Beverage business for the three months ended March 31, 2025 and 2024 was $295,197 and $286,110, respectively.

Contract Assets and Liabilities

Below is a summary of the beginning and ending balances of the Company’s contract assets and liabilities as of March 31, 2024 and December 31, 2024.

	March 31, 2025	December 31, 2024
Deferred Revenue

Balances at the beginning of the period	$-	$-
Movement for the period	14,872	-
Balances at the end of the period	$14,872	$-

The deferred revenue is generated from KPL, which was the prepaid orders from customers for deliver after March 31, 2025.

Value-added Tax

The Company is obligated to pay value-added tax (“VAT”), among other things, on its inventory purchase as well as its rent payments and payment of professional fees. As of March 31, 2025 and December 31, 2024, included in other receivables was VAT paid of $29,027 and $41,885, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of Revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from 3rd party money platforms, and contractor fees for part-time staff.

Below is a breakdown of the Company’s cost of revenue for the three months ended March 31, 2025 and 2024.

For the three months ended:

Total
March 31, 2025

Finished goods	$109,006
Related shipping	12,931
Handling fee	11,566
Contractor fee	8,254
Franchise commission	3,350
Depreciation	2,496
Total of Cost of revenue	$147,603

March 31, 2024

Finished goods	$78,507
Related shipping	2,275
Handling fee	10,927
Contractor fee	11,855
Franchise commission	4,953
Sales commission	(234)
Depreciation	14,530
Total of Cost of revenue	$122,813

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for its shipping and handling as fulfillment activities, and not a promised service (a revenue element). Shipping and handling fees are included in costs of revenue within the statements of operations.

Advertising Expenses

Costs incurred for advertising the Company’s products are charged to operations as incurred. Advertising expenses for the three months ended March 31, 2025 and 2024 were $68,845 and $2,242, respectively.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. During the three months ended March 31, 2025 there were 909,874 potentially dilutive warrants outstanding. During the three months ended March 31, 2024 there were 909,874 potentially dilutive warrants outstanding.

For the periods ended March 31, 2025 and 2024, basic and diluted earnings per share (EPS) were the same, which because the impact of potentially dilutive securities is anti-dilutive during periods of net loss, means they do not reduce the loss per share.

Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On March 31, 2025 and December 31, 2024, the aggregate non-controlling interests in the Company were $101,194 and $111,835, respectively.

Liquidity and Capital Resources

In the three months ended March 31, 2025, we incurred a net loss, a loss from operations and negative cash flow from operations as we expanded our business of operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provides a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on March 31, 2025.

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

The Company has obtained letters of financial support from Alset Inc., a direct majority owner of the Company, respectively. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these condensed consolidated financial statements.

Accounting pronouncements pending adoption

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023 of $35,106, $17,546, $29,156 and $28,611, respectively, represent collection received by the credit card processor in F&B business and rent receivable. Accounts receivable are recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Accounts receivable considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and December 31, 2024, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 4 — INVENTORY

As of March 31, 2025 and December 31, 2024, the balance of finished goods was $2,585 and $1,574, respectively. There is no provision for slow-moving or obsolete inventory during the three months ended March 31, 2025 and 2024.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
March 31, 2025
Cost:
Office Equipment	$46,562
Furniture and Fittings	42,819
Kitchen Equipment	30,747
Operating Equipment	11,729
Leasehold Improvements	134,745

Accumulated Depreciation:
Office equipment	$(38,292)
Furniture and Fittings	(40,492)
Kitchen Equipment	(13,937)
Operating Equipment	(5,376)
Leasehold Improvements	(67,353)

Impairment:
Office equipment	$(6,853)
Furniture and Fittings	(2,327)
Kitchen Equipment	(9,035)
Operating Equipment	(3,490)
Leasehold Improvements	(47,314)

Total, net	$32,133

December 31, 2024
Cost:
Office Equipment	$37,455
Furniture and Fittings	42,328
Kitchen Equipment	30,473
Operating Equipment	11,594
Leasehold Improvements	133,548

Accumulated Depreciation:
Office equipment	$(30,179)
Furniture and Fittings	(40,028)
Kitchen Equipment	(13,221)
Operating Equipment	(5,107)
Leasehold Improvements	(65,048)

Impairment:
Office equipment	$(6,774)
Furniture and Fittings	(2,300)
Kitchen Equipment	(8,931)
Operating Equipment	(3,450)
Leasehold Improvements	(46,772)

Total, net	$33,588

For the three months ended March 31, 2025 and 2024, the Company recorded depreciation expenses of $3,282 and $14,643, respectively. There is no impairment of property and equipment during the three months ended March 31, 2025 and 2024.

NOTE 6 — INVESTMENTS AT COST

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment. No impairment was recorded as of and for the three months ended March 31, 2025.

Ideal Food & Beverage Pte. Ltd.

On March 14, 2024, the Company entered into a share subscription agreement through its subsidiary Alset F&B Holding Pte. Ltd. (“F&BH”) for 19,000 shares of Ideal Food & Beverage Pte. Ltd. (“IFBPL”), constituting 19% of the issued shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024. The Company impaired this investment of $14,010 to $0, due to net liabilities of IFBPL as of December 31, 2024.

NOTE 7 – LOAN DUE TO THIRD PARTY

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes the bank $27,849 at March 31, 2025.

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

NOTE 8 — DUE TO ALSET INC.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at March 31, 2025 and December 31, 2024 are $209,614 and $209,614 respectively.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., pursuant to which AEI has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. On April 14, 2025, the Company entered into an amendment (the “Amendment”) to this Credit Facility Agreement. Under the terms of the Amendment, the date upon which each advance made under the Credit Facility and all accrued but unpaid interest shall be due and payable was extended from April 24, 2025 to April 14, 2026. Further, pursuant to the Amendment, the Company released Alset International Limited from its obligations under its Letter of Continuing Financial Support to the Company dated March 28, 2025. The terms of Alset Inc.’s Letter of Continuing Financial Support to the Company were not altered by the Amendment.

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. On September 24, 2024 the Company drew $300,000 from the credit line and accrued $3,164 in interest. On March 31, 2025, $3,164 of the interest remained outstanding.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AEI Conversion”) with Alset Inc., pursuant to which a debt of $300,000 due to AEI was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 476,190 shares

NOTE 9 — DUE TO/FROM RELATED PARTIES

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at March 31, 2025 and December 31, 2024 are $5,044,200 and $5,096,047, respectively.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AIL Conversion”) with Alset International Limited, pursuant to which a debt of $3,501,759 due to AIL was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 5,558,347 shares.

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to the Credit Facility Agreement with Alset Inc. dated April 24, 2024, pursuant to the Amendment, the Company released Alset International Limited from its obligations under its Letter of Continuing Financial Support to the Company dated March 28, 2025. The terms of Alset Inc.’s Letter of Continuing Financial Support to the Company were not altered by the Amendment.

Due from Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to ABD represents amount loaned by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd (“Ketomei”) in March 2022, and also represents amount loaned HWHPL to ABD in November 2024. There is no written, executed agreement and no financial/non-financial covenants and the amount due to ABD is non-interest bearing. Since the amount due to ABD is due upon request, it is classified as a current liability. The amount due from ABD at March 31, 2025 is $4,111,623 and amount due from ABD at December 31, 2024 is $4,113,701.

Due from HotApp International Limited.

HotApp International Limited (“HAIL”) is incorporated in Hong Kong and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to HAIL represents the amount loaned HWHPL to HAIL in January 2025. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HAIL is non-interest bearing. Since the amount due to HAIL is due upon request, it is classified as due to related parties, net under current liability of Condensed Consolidated Balance Sheet. The amount due from HAIL at March 31, 2025 is $253,003.

Due from Hapi Cafe Limited.

Hapi Cafe Limited (“HCHK”) is incorporated in Hong Kong and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to HCHK represents the amount loaned HWHPL to HCHK in January 2025. There is no written, executed agreement and no financial/non-financial covenants and the amount due to HCHK is non-interest bearing. Since the amount due to HCHK is due upon request, it is classified as due to related parties, net under current liability of Condensed Consolidated Balance Sheet. The amount due from HCHK at March 31, 2025 is $128,569.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

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

On March 20, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 1”) in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of the Company (“WRNT 1”), and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of filing, the Company has not converted any of the debt contemplated by CN 1 nor exercised any of the warrants.

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

On January 15, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 5”) to the Company in the amount of $150,000, convertible into 309,650 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000. CN 5 bears an 8% interest rate and has a scheduled maturity three years from the date of the CN 5.

On March 31, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 6”) in the amount of $150,000, convertible into 187,500 shares of SHRG’s common stock at the option of the Company (“WRNT 2”), and (ii) certain warrants exercisable into 937,500 shares of SHRG’s common stock at an exercise price of $0.85 per share, the exercise period of the warrant being three (3) years from the date of the securities purchase agreement. At the time of filing, the Company has not converted any of the debt contemplated by CN 6 nor exercised any of the warrants. Additionally, upon signing CN 6, SHRG owed the Company a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company.

As of March 31, 2025 and December 31, 2024, a total of $60,000 and $48,000 in commitment fees and $57,471 and $39,323 of convertible note interest was recorded under other receivable.

SHRG is a related party of our Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our Chief Executive Officer and Chairman are also the Chief Executive Officer and Chairman, respectively, of SHRG.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2025
Assets
Warrants – SHRG	$-	$101,125	$-	$101,125
Convertible loans receivable – SHRG	-	1,061,372	-	1,061,372

Total Investment in securities at Fair Value	$-	$1,162,497	$-	$1,162,497

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Warrants – SHRG	$-	$13,272	$-	$13,272
Convertible loans receivable – SHRG	-	744,652	-	744,652

Total Investment in securities at Fair Value	$-	$757,924	$-	$757,924

The fair value of the SHRG warrants under level 2 category as of March 31, 2025 and December 31, 2024 were calculated using a binomial option pricing model valued with the following weighted average assumptions:

	March 31, 2025	December 31, 2024
WRNT 1
Stock price	$1.3808	$1.000
Exercise price	$1.6800	$1.6800
Risk free interest rate	3.91%	4.34%
Annualized volatility	231.24%	204.14%
Dividend yield	0.00%	0.00%
Year to maturity	3.96	4.21

March 31, 2025
WRNT 2
Stock price	$1.3808
Exercise price	$0.8500
Risk free interest rate	3.87%
Annualized volatility	231.24%
Dividend yield	0.00%
Year to maturity	3.00

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

CN#	1	2	3	4
Issued date	March 18, 2024	May 9, 2024	June 6, 2024	August 13, 2024
Risk-free interest rate	3.888%	3.882%	3.882%	3.880%
Expected life	1.96 year	2.11 year	2.18 year	2.37 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	231.242%	231.242%	231.242%	231.242%
Expected dividend yield	0%	0%	0%	0%

Fair value	$231,205	$230,589	$222,631	$90,143

CN#	5	6
Issued date	January 15, 2025	March 31, 2025
Risk-free interest rate	4.103%	3.874%
Expected life	0.79 year	3 year
Discount rate	8.00%	8.00%
Expected volatility	231.242%	231.242%
Expected dividend yield	0%	0-%

Fair value	$145,187	$141,617

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Revenue from F&B business amounting to approximately $828 and $1,344 during the three months ended March 31, 2025 and 2024, respectively, was related to corporate sales. That revenue was derived from corporate sales to related parties who purchased meals and paid for their staff.

Included in Accounts Receivable, net at March 31, 2025 and December 31, 2024 is $3,308 and $1,652, respectively, of amounts due from related parties.

Included in other income during the three months ended March 31, 2025 and 2024 is $1,522 and $1,819, respectively of rental income from related parties.

Acquisition of L.E.H. Insurance Group, LLC

On November 19, 2024, HWH entered definitive agreements to acquire a controlling 60% interest in L.E.H. Insurance Group, LLC (“LEH”). The acquisition closed on February 27, 2025. This acquisition was facilitated through the purchase of shares from Sharing Services Global Corp. (“SHRG”) SHRG sold its 60% interest in LEH to HWH, while the remaining 40% stake was retained by the original owner. However, following this transaction, the original owner sold their 40% interest to SHRG. John Thatch, the Chief Executive Officer of the Company, is also the Chief Executive Officer of both LEH and SHRG. LEH is a licensed insurance agency representing over 600 insurance companies, serving as an independent advisor to businesses and individuals. LEH provides personalized insurance solutions, offering expert guidance to meet the unique coverage needs of each customer. LEH is in the early stages of its development, has no employees on its payroll, and has yet to turn a profit. The Company paid $75,000 for the acquisition and recorded $77,480 of goodwill as result of the acquisition, which was immediately written off.

As of March 31, 2025, the Company impaired goodwill of $77,480 to $0, which was generated from net asset value during the acquisition. Total impairment expenses were $77,480.

HapiTravel Holding Pte. Ltd.

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

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of March 31, 2025, HTHPL owed the Company a total of $161,638, which is recorded in other receivables in the financial statements. This amount is presented net of the subscription fee of $190 that the Company owed for the 19% shareholding in the JVC.

NOTE 11 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company consists of 56,000,000 shares, consisting of (a) 55,000,000 shares of common stock (the “Common Stock”), and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”). As of March 31, 2025 and December 31, 2024, there were no shares of preferred stock outstanding.

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $90.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $90.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except the Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain exceptions.

The following table summarizes the warrant activity for the three months ended March 31, 2025 and 2024.

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-
Granted	250,000	$2.0
Exercised	(250,000)	$(2.0)
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2025	909,874	$57.5	3.78	$-
Warrants Vested and exercisable at March 31, 2025	909,874	$57.5	3.78	$-

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2023	909,875	$57.5	5.03	$-
Warrants Vested and exercisable at December 31, 2023	909,875	$57.5	5.03	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1)	-
Warrants Outstanding as of March 31, 2024	909,874	$57.5	4.78	$-
Warrants Vested and exercisable at March 31, 2024	909,874	$57.5	4.78	$-

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

NOTE 12 —LEASES

The Company has operating leases for its office spaces, one F&B store in South Korea and two F&B stores in Singapore. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.64 years, with a weighted-average discount rate of 3.29%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $109,129 and $125,143, which were included in general and administrative expenses in the statements of operations for the three months ended March 31, 2025 and 2024, respectively. Total cash paid for operating leases amounted to $109,104 and $170,801 for the three months ended March 31, 2025 and 2024, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $3,762 and $3,441 is included in general and administrative expenses for the three months ended March 31, 2025 and 2024, respectively. Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2025	December 31, 2024

Right-of-use assets	$448,901	$548,757

Lease liabilities - current	$285,084	$340,651
Lease liabilities - non-current	175,235	220,249
Total lease liabilities	$460,319	$560,900

As of March 31, 2025, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ended March 31, 2026	$294,912
12 months ended March 31, 2027	140,225
12 months ended March 31, 2028	38,307
Total undiscounted lease payments	$473,444
Less: Imputed interest	(13,125)
Present value of lease liabilities	$460,319
Operating lease liabilities - Current	285,084
Operating lease liabilities - Non-current	$175,235

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

NOTE 14 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of March 31, 2025 and December 31, 2024, uninsured cash balances were $3,765,439 and $3,861,339, respectively.

Major Suppliers

For the three months ended March 31, 2025, five suppliers accounted for approximately over 76% of the Company’s total costs of revenue.

For the three months ended March 31, 2024, five suppliers accounted for approximately over 80% of the Company’s total costs of revenue.

NOTE 15 — CONVERTIBLE NOTES RECEIVABLE, RELATED PARTY

During the three months ended March 31, 2025 and 2024, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the three months ended March 31, 2025 and 2024.

	December 31, 2024	Additions	Unrealized Gain	March 31, 2025
Convertible note receivable, related party	$744,652	$300,000	$16,720	$1,061,372
Total	$744,652	$300,000	$16,720	$1,061,372

	December 31, 2023	Additions	Unrealized Gain	March 31, 2024
Convertible note receivable, related party	$-	$250,000	$74,521	$324,521
Total	$-	$250,000	$74,521	$324,521

During the three months ended March 31, 2025 and 2024, the Company revalued the convertible note receivable with SHRG of $744,652 to $1,061,372 and $0 to $324,521, respectively. The total $17,442 and $0 revaluated gain amount were booked in unrealized gain on convertible note receivable – related party and $87,131 and $216,188 revaluated gain amount were booked in additional paid in capital as this was a related party transaction, respectively.

NOTE 16 – CORRECTION OF AN IMMATERIAL ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company identified an immaterial error related to amounts allocated to Temporary Equity in its previously issued financial statements for the three months ended March 31, 2024.

The error resulted in an overstatement of Retained Earnings and a corresponding understatement of Temporary Equity by approximately $645,860 for the three months ended March 31, 2024. There was no impact on net income, earnings per share, or total equity for any period presented.

During the period ended March 31, 2025, the Company identified an immaterial error related to foreign currency translation adjustment in its previously issued financial statements for the year ended December 31, 2024.

The error resulted in an understatement of general and administrative expenses and a corresponding overstatement of foreign currency translation adjustment by approximately $159,263 for the year ended December 31, 2024. There was $159,263 increase on net loss, a ($0.04) decrease in earnings per share, and a $159,263 decrease in total equity.

The accompanying comparative 2024 financial statements have been revised to correct this error. The Company has evaluated the error in accordance with the SEC’s Staff Accounting Bulletin No. 99 and SAB No. 108 and concluded that it was not material to its previously issued financial statements and therefore has been corrected herein through revision.

NOTE 17 — SUBSEQUENT EVENTS

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to the Credit Facility Agreement with Alset Inc. dated April 24, 2024, pursuant to which Alset Inc. provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. Under the terms of the Amendment, the date upon which each advance made under the Credit Facility and all accrued but unpaid interest shall be due and payable was extended from April 24, 2025 to April 14, 2026. Further, pursuant to the Amendment, the Company released Alset International Limited from its obligations under its Letter of Continuing Financial Support to the Company dated March 28, 2025. The terms of Alset Inc.’s Letter of Continuing Financial Support to the Company were not altered by the Amendment.

Loan Agreement with SHRG

On April 17, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with Sharing Services Global Corp., a related party of the Company (“SHRG”), under which the Company provided a loan to SHRG in the amount of $250,000. The maturity date of the Loan Agreement is April 17, 2026. The Loan Agreement bears an 8% interest rate. Additionally, upon execution SHRG incurred a commitment fee representing 5% of the loan principal, $12,500

Sale of HWH World Inc

On April 23, 2025, the Company completed the sale of HWH World Inc.(“HWHKOR”) by Health Wealth Happiness Pte. Ltd. (“HWHPL”) to AES Group Inc. (“AES”), a Korean entity. The sale was consummated under a term sheet signed on April 20, 2025, pursuant to which the Company agreed to transfer its 100% equity interest in HWHKOR to AES. In exchange, AES agreed to issue new shares, representing 19.9% of the enlarged share capital of AES to the Company upon closing.

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

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer customers the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing customers about the products and services of HWH, providing us with the chance to significantly increase our customers base as well as increase the amounts spent by our customers on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024. We plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our customer base as we grow the number of Hapi Cafés around the world. Hapi Cafes are positioned to be integral parts of HWH’s business model. In June 2024, the Company’s decision to close the café under Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) was driven by the unsustainable revenue it generated. We believe it is more strategic to refocus our efforts and resources on other business ventures that have greater growth potential.

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

Our Revenue Model

Our total revenue for the three months ended March 31, 2025 and 2024 was $295,197 and $286,110, respectively. Our net loss for the three months ended March 31, 2025 and 2024 was $574,103 and $1,336,519, respectively.

We currently recognize revenue from food and beverage sales and sale of products. Sales of food and beverage accounted for approximately 100% and 100% of revenue in the three months ended March 31, 2025 and 2024, respectively.

From a geographical perspective, we recognized 11% and 89% of our total revenue in the three months ended on March 31, 2025, in South Korea and Singapore, respectively, and 4% and 96% in the three months ended March 31, 2024, in South Korea and Singapore, respectively.

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

Revenue Recognition and Cost of Sales

Product Sales: The Company’s performance obligation is to transfer ownership of its products to its customers. The Company generally recognizes revenue when a product is delivered to its member. Revenue is recorded net of applicable taxes, allowances, refund or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product returns for the three months ended March 31, 2025, and 2024 were approximately $0 and $0, respectively.

Food and Beverage: The revenue received from food and beverage business in the three months ended March 31, 2025 and 2024 was $295,197 and $286,110, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Revenue	$295,197	$286,110
Cost of revenue	147,603	122,813
Operating expenses	741,722	1,495,383
Other (income) / expenses	(62,973)	4,433
Income taxes	42,948	-
Net loss	$574,103	$1,336,519

Revenue

Revenue was $295,197 and $286,110 for the three months ended March 31, 2025 and 2024, respectively. Word of mouth, a social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue increased in 2025 due to the increased revenue from F&B business in Singapore following the opening of new café in April 2024.

Cost of revenue

Cost of revenues increased from $122,813 in the three months ended March 31, 2024 to $147,603 in the three months ended March 31, 2025. The increase is a result of the increase in sales in F&B business.

The gross margin decreased from $163,297 to $147,594 in the three months ended March 31, 2024 and 2025, respectively. The decrease in gross margin was caused by the increase in F&B cost of revenue.

Operating expenses

Operating expenses decreased from $1,495,383 to $741,722 in the three months ended March 31, 2024 and 2025, respectively, due to general and administrative expenses decreased from $1,129,191 to $664,242 in the three months ended March 31, 2024 and 2025, respectively. The decrease in general and administrative expenses in 2025 compared with 2024 was mostly caused by the decrease in the professional fees due to the 10-Q and S-4 filings.

Other income (expense)

Other income (expense) increased from ($4,433) to $62,973 in the three months ended March 31, 2024 and 2025, respectively. The increase is due to foreign exchange transaction (loss) gain change from ($49,571) to $66,070 in the three months ended March 31, 2024 and 2025, respectively.

Net loss

Net loss decreased from $1,336,519 to $574,103 in the three months ended March 31, 2024 and 2025, respectively.

Liquidity and Capital Resources

Our cash has decreased from $4,341,746 as of December 31, 2024 to $4,176,546 as of March 31, 2025. Our liabilities decreased from $3,531,523 at December 31, 2024 to $2,835,738 at March 31, 2025. Our total assets have increased from $6,408,722 as of December 31, 2024 to $6,531,330 as of March 31, 2025.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of March 31, 2024, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on March 31, 2025.

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

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., a direct and indirect owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements. As of March 31, 2025, AIL was subsequently released from this commitment.

Summary of Cash Flows for the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(555,333)	$(638,211)
Net cash used in investing activities	$(300,000)	$(252,072)
Net cash provided by financing activities	$656,229	$749,949

Cash Flows from Operating Activities

Net cash used in operating activities was $555,333 in the three months ended of March 31, 2025, as compared to net cash used in operating activities of $638,211 in the same period of 2024. The increase of cash used in operating activities in the three months ended March 31, 2025 was due to the impairment loss on goodwill of acquisition of LEH Insurance Group LLC.

Cash Flows from Investing Activities

Net cash used in investing activities was $300,000 in the first three months of March 31, 2025, as compared to net cash used in investing activities of $252,072 in the same period of 2024. In the three months ended March 31, 2025 we paid $300,000 for convertible note receivable – related party. In the three months ended March 31, 2024 we paid $2,072 for purchases of property and equipment and $250,000 for convertible note receivable – related party.

Cash Flows from Financing Activities

Net cash provided by financing activities was $656,229 in the three months ended March 31, 2025, compared to net cash provided by financing activities of $749,949 in the same period of 2024. In the three months ended March 31, 2025 we received $1,409,983 from proceed of issuance of common stock and warrants. We repaid $236,875 of EF Hutton promissory note and $506,454 to related parties. In the three months ended March 31, 2024 we received $1,101,256 from related parties.

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

On February 22, 2024, the Nasdaq Staff (the “Staff”) notified the Company that for the previous 30 consecutive trading days, the market value of its publicly held shares had been below the minimum $15,000,000 required for continued listing as set forth in Listing Rule 5450(b)(2)(C) (the “Rule”). Therefore, in accordance with Marketplace Rule 5810(c)(3)(D), the Company was provided 180 calendar days, or until August 20, 2024, to regain compliance with the Rule. In that regard, on August 27, 2024, the Company received a notice from the Staff that the Company will be delisted from the Nasdaq Global Market, unless the Company requested an appeal of this determination by September 3, 2024.

The Company presented its compliance plan to the Panel at a hearing on October 15, 2024. On October 21, 2024, the Company received a notice from the Panel granting the Company an extension to phase down its securities to the Nasdaq Capital Market and demonstrate compliance with the market value of its publicly held shares and Stockholders’ Equity requirements as set forth in Nasdaq Listing Rules 5550(a)(5) and 5550(b)(1).

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

Contractual Obligations

As of March 31, 2025, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Registration Rights Agreement

On January 31, 2022 the Company, the Sponsor, and certain persons and entities holding securities of the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is obligated to register certain securities, including (i) all of the shares of the Company’s common stock and warrants held by the Sponsor, and the Company’s common stock issuable upon exercise of such warrants, and (ii) the shares of the Company’s common stock and the Company’s common stock underlying warrants that were issued in the Private Placement on January 31, 2022. The Company was obligated to (a) file a resale registration statement to register such securities within 15 business days after the closing of the Business Combination, and (b) use reasonable best efforts to cause such registration statement to be declared effective by the SEC within 60 business days after the closing of the Business Combination.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2025 or the year ended December 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effects of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to South Korea and which were approximately $0.8 million and $0.9 million on March 31, 2025 and December 31, 2024, respectively, are the reason for the fluctuation in foreign currency transaction gains or losses which are included in the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and South Korea will remain at approximately $1 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our Company’s internal control over financial reporting as of March 31, 2025, management determined that the following issues constitute as material weakness:

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
1.1	Placement Agency Agreement, dated January 3, 2025, by and between HWH International Inc. and D. Boral Capital LLC, incorporated by reference to Exhibit 1.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2025.
3.1	Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2025.
3.2	Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2025.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL INC.

May 15, 2025	By:	/s/ John Thatch
	Name:	John Thatch
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 15, 2025	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

