Form 10-Q
period 2025-06-30
HWH International Inc.
filed 2025-08-14
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, there were 6,476,400 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

HWH INTERNATIONAL INC.

Form 10-Q For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HWH International Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2025 (Unaudited)	December 31, 2024
ASSETS

Current Assets
Cash	$3,729,873	$4,341,746
Account receivable, net	22,948	17,546
Inventory	6,369	1,574
Other receivables, net	661,283	342,712
Due from related parties, net	4,481,802	4,113,700
Deposit - current	21,336	-
Convertible loans receivable - related party, at fair value	149,721	744,652
Investment security – related party	-	13,272
Investment security	100,476	-
Deferred tax assets	3,305	-
Prepaid expenses	487	13,495
Total Current Assets	$9,177,600	$9,588,697

Non-Current Assets
Property and equipment, net	$31,876	$33,588
Deposit – non-current	131,346	351,240
Investment at cost	1,608	140
Convertible loans receivable - related party, at fair value	934,392	-
Investment security – related party	748	-
Operating lease right-of-use assets, net	325,130	548,757
Total Non-Current Assets	$1,425,100	$933,725

TOTAL ASSETS	$10,602,700	$10,522,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$443,906	$483,430
Accrued commissions	-	73,022
Due to related parties, net	5,513,318	5,305,660
Operating lease liabilities - current	197,235	340,651
Financial liability	710	-
Notes payable - current	975,991	1,222,211
Deferred revenue	15,631	-
Total Current Liabilities	$7,146,791	$7,424,974

Non-Current Liabilities
Operating lease liabilities - non-current	$135,386	$220,249
Total Non-Current Liabilities	$135,386	$220,249

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 55,000,000 shares authorized; 6,476,400 and 5,593,920 issued and outstanding as of June 30, 2025 and December 31, 2024*	647	559
Additional paid in capital	10,749,308	9,339,413
Accumulated other comprehensive loss	(811,200)	(257,598)
Accumulated deficit	(6,711,621)	(6,317,010)
Total HWH International Inc. Stockholders’ Equity	$3,227,134	$2,765,364
Non-controlling interests	93,389	111,835
Total Stockholders’ Equity	3,320,523	2,877,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,602,700	$10,522,422

*	The common stock share amounts were adjusted retrospectively to reflect the 5-for-1 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Revenue	$310,391	$334,882	$605,588	$620,992

Cost of revenue	$(161,501)	$(169,969)	$(309,104)	$(292,782)

Gross profit	$148,890	$164,913	$296,484	$328,210

Operating expenses:
General and administrative expenses	$(488,681)	$(654,740)	$(1,152,923)	$(1,783,931)
Impairment of convertible note receivable – related party, and equity method investment - related party	-	-	-	(42,328)
Impairment loss on goodwill	-	-	(77,480)	(323,864)
Total Operating expenses	$(488,681)	$(654,740)	$(1,230,403)	$(2,150,123)

Other non-operating income
Other income (expense)	$(43,646)	$90,387	$(14,059)	$168,400
Interest expense	(29,529)	(18,697)	(79,655)	(36,828)
Foreign exchange transaction gain (loss)	241,621	34,498	307,691	(15,073)
Gain on disposal of securities investment	419	-	419	-
Unrealized gain on securities investment	873	-	873	-
Gain on disposal of subsidiaries	383,667	-	383,667	-
Loss on equity method investment - related party	-	-	-	(14,744)
Unrealized loss on convertible note receivable – related party	(137,637)	(20,002)	(33,064)	(20,002)
Total Other non-operating income	$415,768	$86,186	$565,872	$81,753

Income (loss) before provision for income taxes	75,977	(403,641)	(368,047)	(1,740,160)

Income taxes	-	-	(42,948)	-

Net income (loss)	$75,977	$(403,641)	$(410,995)	$(1,740,160)

Less: Net loss attributable to Non-Controlling Interests	(7,412)	(15,718)	(16,384)	(15,399)

Net income (loss) attributable to common stockholders	$83,389	$(387,923)	$(394,611)	$(1,724,761)

Net income (loss)	75,977	(403,641)	(410,995)	(1,740,160)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	$(451,046)	$(151,246)	$(554,011)	$(64,428)
Total comprehensive loss, net of tax:	$(375,069)	$(554,887)	$(965,006)	$(1,804,588)

Less Comprehensive (loss) income attributable to non-controlling interests	(7,805)	(15,718)	(16,793)	(15,399)
Total Comprehensive loss attributable to common stockholders	$(367,264)	$(539,169)	$(948,213)	$(1,789,189)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	Common stock	Common stock
Loss per common share
Basic	$(0.01)	$(0.12)
Diluted	$(0.01)	$(0.12)

Weighted average number of common shares outstanding*
Basic	6,476,400	3,267,781
Diluted	6,476,400	3,267,781

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	Common stock	Common stock
Loss per common share
Basic	$(0.06)	$(0.55)
Diluted	$(0.06)	$(0.55)

Weighted average number of common shares outstanding*
Basic	6,446,503	3,125,247
Diluted	6,446,503	3,125,247

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect the 5-for-1 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Class A Common stock		Class B Common stock		Common Stock		Additional	Accumulated Other		Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Equity
Balances at December 31, 2024	-	-	-	-	5,593,920	$559	$9,051,601	$(257,598)	$(6,029,198)	$2,765,364	$111,835	$2,877,199

Issuance of Common Stock	-	-	-	-	632,500	$63	$1,409,795	-	-	$1,409,858	-	$1,409,858
Warrants exercised to Common Stock	-	-	-	-	250,000	$25	$100)	-	-	$125	-	$125
Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	-	-	-)	-	$(1,653)	$(1,653)
Net loss	-	-	-	-	-	-	-	-	$(478,000)	$(478,000)	$(8,972)	$(486,972)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(102,949)	-	$(102,949)	$(16)	$(102,965)

Balances at March 31, 2025	-	-	-	-	6,476,420	$647	$10,749,308	$(360,547)	$(6,795,010)	$3,594,398	$101,194	$3,695,592

Net income (loss)	-	-	-	-	-	-	-	-	$83,389	$83,389	$(7,412)	$75,977
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(450,653)	-	$(450,653)	$(393)	$(451,046)

Balances at June 30, 2025	-	-	-	-	6,476,420	$647	$10,749,308	$(811,200)	$(6,711,621)	$3,227,134	$93,389	$3,320,523

	Class A Common stock		Class B Common stock		Common Stock		Additional	Accumulated Other		Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Deficit
Balances at December 31, 2023	94,750	$9	431,250	$43	2,000	$-	$155,984	$(197,051)	$(3,567,016)	$(3,608,031)	$8,666	$(3,599,365)

Issuance of Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	-	-	29,889	$3	$1,509,387	-	-	$1,509,390	-	$1,509,390
Issuance of Common Stock during Merger	-	-	-	-	2,686,772	$269	$(294)	-	-	$(25)	-	$(25)
Convert Common Stock Class A and B to Common Stock	(94,750)	$(9)	(431,250)	$(43)	526,000	$52	-	-	-	-	-	-
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$216,188	-	-	$216,188	$	$216,188
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-	$155,514	$155,514
Net loss	-	-	-	-	-	-	-	-	$(1,336,838)	$(1,336,838)	$319	$(1,336,519)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$86,818	-	$86,818	$-	$(86,818)

Balances at March 31, 2024	-	-	-	-	3,244,661	$324	$1,881,265	$(110,233)	$(4,903,854)	$(3,132,498)	$164,499	$(2,967,999)

Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$59,907	-	-	$59,907	-	$59,907
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-	$(36,484)	$(36,484)
Net loss	-	-	-	-	-	-	-	-	$(387,923)	$(387,923)	$(15,718)	$(403,641)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(151,246)	-	$(151,246)	-	$(151,246)

Balances at June 30, 2024	-	-	-	-	3,244,661	$324	$1,941,172	$(261,479)	$(5,291,777)	$(3,611,760)	$112,297	$(3,499,463)

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(410,995)	$(1,740,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange transaction (gain) loss	(307,691)	15,073
Loss on equity method investment, related party	-	14,744
Gain on disposal of subsidiaries	(383,667)	-
Depreciation expense	6,664	30,209
Non-cash lease expense	176,994	260,139
Impairment of convertible note receivable – related party, and equity method investment - related party	-	42,328
Impairment loss on goodwill	77,480	323,864
Unrealized (gain) / loss on convertible note receivable – related party	33,064	20,002
Fair value (gain) on investment securities	(873)
(Gain) on disposal of investment securities	(419)	-
Loss on disposal of equipment	-	5,820

Changes in operating assets and liabilities:
Account receivables	(5,402)	8,588
Other receivables	(105,273)	(64,417)
Prepaid expenses	13,008	91,808
Deposit	198,558	(96,026)
Inventory	(4,795)	460
Accounts payable and accrued expenses	(112,546)	217,531
Accrued commissions	-	(1,924)
Income tax payable	(3,305)	-
Deferred revenue	15,631	-
Operating lease liabilities	285,143	(257,079)
Net cash used in operating activities	$(528,424)	$(1,129,040)

Cash flows from investing activities:
Purchases of property and equipment	$(1,371)	$(28,023)
Convertible loans receivable - related party	(360,000)	(750,000)
Investment in joint venture	-	(14,010)
Purchase of financial assets	(100,152)	-
Cash withdrawn from trust account for redemptions	-	21,102,871
Cash withdrawn from trust account available to the Company	-	243,897
Loan receivable - related party	(280,000)
Net cash (used in) / provided by investing activities	$(741,523)	$20,554,735

Cash flows from financing activities:
Repayment of loans and borrowing	$(14,100)	$(71,194)
Cash from deferred underwriting compensation	-	(325,000)
Advances from related parties	1,055,702	4,132,999
Advances to related parties	(1,631,936)	(2,375,897)
Proceed from issuance of net Common Stock and Warrants	1,409,983	(21,102,871)
Repayment of note payable	(240,792)	-
Net cash provided by / (used in) financing activities	$578,857	$(19,741,963)

Net decrease in cash	$(691,090)	$(316,268)
Effects of foreign exchange rate on cash	79,217	(21,580)
Cash at beginning of period	4,341,746	1,159,201
Cash at end of period	$3,729,873	$821,353

Supplemental Cash Flow Information
Cash Paid for Interest	$12	$36,828
Cash Paid for Taxes	$42,948	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of HWH Common Stock to D. Boral Capital (f.k.a. EF Hutton) for Deferred Underwriting Compensation	$-	$1,509,375
Valuation gain (loss) from notes receivable and warrants - SHRG	-	276,095
Initial recognition of operating lease right-of-use asset and liability	-	280,042

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

HWH International Inc. (“HWH”) and its consolidated subsidiaries (collectively, the “Company”) operate a food and beverage (“F&B”) business in Singapore and South Korea. The F&B business operates three cafés, one of which are located in South Korea and two in Singapore, as well as an online healthy food store serving customers in Singapore.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim periods or for any other future years. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed on March 31, 2025.

Basic of Consolidation

The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The following chart describes the Company’s ownership of various subsidiaries:

HWH International Inc.
(DE)
Nasdaq listed
60%
100%
100%
L.E.H Insurance Group, LLC
HWH International Inc.
(NV)
Hapi Home Inc.
(NV)
100%
Health Wealth Happiness Pte. Ltd.
(SG)
100%
100%
100%
100%
100%
Hapi iRobot Pte. Ltd.
(f.k.a. Hapi MarketPlace Pte. Ltd.)
(f.k.a. HWH MarketPlace Pte. Ltd.)
(SG)
Hapi WealthBuilder Pte. Ltd.
(SG)
Hapi Cafe Inc.
(TX)
Hapi Marketplace Inc.
(NV)
Hapi Wealth Builder Limited
(HK)
100%
55.7%
100%
100%
100%
Hapi Cafe Korea Inc.
(KR)
Hapi Cafe SG Pte. Ltd.
(SG)
Ketomei Pte. Ltd.
(SG)
Alset F&B Holdings Pte. Ltd.
(SG)
Hapi Cafe Sdn. Bhd.
(MY)
90%
100%
Alset F&B One Pte. Ltd.
(SG)
Alset F&B (PLQ) Pte. Ltd.
(SG)

The Company mainly focuses on the F&B business. During the six months ended June 30, 2025 and 2024, substantially all of the Company’s business was generated by F&B business. F&B business was generated by the following subsidiaries at June 30, 2025 and 2024, respectively: 37% and 37% from Alset F&B One Pte. Ltd (“F&B1”), 10% and 5% from Hapi Café Korea Inc. (“HCKI”), 20% and 19% from Hapi Café SG Pte. Ltd. (“HCSGPL”), 0% and 13% from Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) and 32% and 26% from Ketomei Pte. Ltd. (“KPL” or “Ketomei”). F&B1 was incorporated in Singapore on April 10, 2017, HCSGPL was incorporated in Singapore on April 4, 2022, F&BPLQ was incorporated in Singapore on November 11, 2022 and KPL was incorporated in Singapore on September 17, 2019. F&B1, HCSGPL, F&BPLQ and KPL are in the F&B business in Singapore. In the second quarter of 2024 the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,882 of fixed assets, which was included in general and administrative expenses, and recorded a gain on termination of lease of $248 during 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $3,729,873 and $4,341,746 as of June 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of June 30, 2025 and December 31, 2024, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

Office Equipment	3 – 5 years
Furniture and Fittings	3 – 5 years
Kitchen Equipment	3 – 5 years
Other Operating Equipment	3 – 5 years
Leasehold Improvements	Shorter of lease life or asset life

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

Deposit

Deposit represents rental deposit paid for the office and the cafes that is refundable at the end of the rental period. Deposit would be considered as current if it is related to the rental which would expire within the next twelve months, while deposit would be considered as non-current if it is related to the rental which would continue above the next twelve months. As of June 30, 2025, $21,336 deposits were current and would be refundable within the next twelve months.

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

Food and Beverage: The Company’s performance obligation is to transfer ownership of its F&B products to its customers. The Company generally recognizes revenue when F&B products are delivered to its customers. Revenue is recorded net of applicable taxes, allowances, refunds or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale or from web-based ordering system. The revenue received from Food and Beverage business for the three months ended June 30, 2025 and 2024 was $310,391 and $334,882, respectively. The revenue received from Food and Beverage business for the six months ended June 30, 2025 and 2024 was $605,588 and $620,992, respectively.

Accounts Receivable

Accounts receivable is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing account receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivable considered uncollectible is charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Contract Assets and Liabilities

Below is a summary of the beginning and ending balances of the Company’s contract assets and liabilities as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Deferred Revenue

Balances at the beginning of the period	$-	$-

Movement for the period	15,631	-
Balances at the end of the period	$15,631	$-

The deferred revenue is generated from KPL, which consists of the prepaid orders from customers for delivery after June 30, 2025.

Value-added Tax

The Company is obligated to pay value-added tax (“VAT”), among other things, on its inventory purchase as well as its rent payments and payment of professional fees. As of June 30, 2025 included in accounts payable and accrued expenses was VAT payable of $640, and December 31, 2024 in other receivables was VAT paid of $41,885, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of Revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from third party money platforms, and contractor fees for part-time staff.

Below is a breakdown of the Company’s cost of revenue for the three and six months ended June 30, 2025 and 2024.

For the three months ended:

Total
June 30, 2025

Finished goods	$119,720
Related shipping	13,396
Handling fee	13,741
Contractor fee	8,554
Franchise commission	3,453
Depreciation	2,637
Total of Cost of revenue	$161,501

June 30, 2024

Finished goods	$127,704
Related shipping	1,420
Handling fee	12,550
Contractor fee	8,366
Franchise commission	4,547
Sales commission	(74)
Depreciation	15,456
Total of Cost of revenue	$169,969

For the six months ended:

Total
June 30, 2025

Finished goods	$228,726
Related shipping	26,327
Handling fee	25,307
Contractor fee	16,808
Franchise commission	6,803
Depreciation	5,133
Total of Cost of revenue	$309,104

June 30, 2024

Finished goods	$206,211
Related shipping	3,695
Handling fee	23,477
Contractor fee	20,221
Franchise commission	9,500
Sales commission	(308)
Depreciation	29,986
Total of Cost of revenue	$292,782

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for its shipping and handling as fulfillment activities, and not a promised service (a revenue element). Shipping and handling fees are included in costs of revenue within the statements of operations.

Advertising Expenses

Costs incurred for advertising the Company’s products are charged to operations as incurred. Advertising expenses for the three months ended June 30, 2025 and 2024 were $38,249 and $4,324, respectively. Advertising expenses for the six months ended June 30, 2025 and 2024 were $107,094 and $6,566, respectively.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. During the six months ended June 30, 2025 there were 909,874 potentially dilutive warrants outstanding.

For the periods ended June 30, 2025 and 2024, basic and diluted earnings (loss) per share were the same, as the effect of potentially dilutive securities was anti-dilutive during periods of net loss and therefore did not reduce the loss per share.

Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Loss, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On June 30, 2025 and December 31, 2024, the aggregate non-controlling interests in the Company were $93,389 and $111,835, respectively.

Liquidity and Capital Resources

In the six months ended June 30, 2025, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provides a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on June 30, 2025.

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

The Company has obtained letters of financial support from Alset Inc., a direct majority owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), expanding the disclosures requirement for income taxes primarily by requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and adoption of ASU 2023-09 can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.

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

Segment Reporting

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. As of June 30, 2025, the Company only has one segment in F&B business. The Company’s Chief Executive Officer and President and Chief Operating Officer have joint responsibility as the CODMs and review and assess the performance of the Company as a whole.

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on Net income (loss) and Operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Operations.

The CODMs do not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023 of $22,948, $17,546, $25,723 and $28,611, respectively, represents collection received by the credit card processor in F&B business and rent receivable. Accounts receivable is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. As of June 30, 2025 and December 31, 2024, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 4 — INVENTORY

As of June 30, 2025 and December 31, 2024, the balance of finished goods was $6,369 and $1,574, respectively. There is no provision for slow-moving or obsolete inventory during the three and six months ended June 30, 2025 and 2024.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
June 30, 2025
Cost:
Office Equipment	$42,033
Furniture and Fittings	45,043
Kitchen Equipment	32,539
Other Operating Equipment	12,338
Leasehold Improvements	142,608

Accumulated Depreciation:
Office equipment	$(33,248)
Furniture and Fittings	(42,595)
Kitchen Equipment	(15,359)
Other Operating Equipment	(5,875)
Leasehold Improvements	(73,003)

Impairment:
Office equipment	$(7,209)
Furniture and Fittings	(2,448)
Kitchen Equipment	(9,504)
Other Operating Equipment	(3,672)
Leasehold Improvements	(49,772)

Total, net	$31,876

December 31, 2024
Cost:
Office Equipment	$37,455
Furniture and Fittings	42,328
Kitchen Equipment	30,473
Other Operating Equipment	11,594
Leasehold Improvements	133,548

Accumulated Depreciation:
Office equipment	$(30,179)
Furniture and Fittings	(40,028)
Kitchen Equipment	(13,221)
Other Operating Equipment	(5,107)
Leasehold Improvements	(65,048)

Impairment:
Office equipment	$(6,774)
Furniture and Fittings	(2,300)
Kitchen Equipment	(8,931)
Other Operating Equipment	(3,450)
Leasehold Improvements	(46,772)

Total, net	$33,588

For the three months ended June 30, 2025 and 2024, the Company recorded depreciation expenses of $3,380 and $15,666, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded depreciation expenses of $6,662 and $30,209, respectively. As of June 30, 2024, the Company disposed of office equipment with a cost of $7,351, and furniture and fittings with a cost of $2,755, from F&BPLQ due to the closure of the café. $5,820 loss on disposal of PPE was recorded in the general and administrative expenses.

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

Sale of HWH World Inc and acquisition of AES Group Inc.

On April 23, 2025, the Company completed the sale of HWH World Inc. (“HWHKOR”) by Health Wealth Happiness Pte. Ltd. (“HWHPL”) to AES Group Inc. (“AES”), a Korean entity. The sale was consummated under a term sheet signed on April 20, 2025, pursuant to which the Company agreed to transfer its 100% equity interest in HWHKOR to AES. In exchange, AES agreed to issue new shares, representing 19.9% of the enlarged share capital of AES, which cost $1,354, to the Company upon closing. Total $383,667 gain was generated from this deal and recorded in Other non-operating income / (expenses) in the statement of operations. The disposal of HWH World Inc had immaterial effect on the Company’s consolidated financial statements and the deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

NOTE 7 – LOAN DUE TO THIRD PARTY

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

NOTE 8 — DUE TO ALSET INC.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at June 30, 2025 and December 31, 2024 are $459,614 and $209,614 respectively.

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

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. As of September 24, 2024 the Company drew $300,000 from the credit line and accrued $3,164 in interest. On June 30, 2025, $3,164 of the interest remained outstanding.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AEI Conversion”) with Alset Inc., pursuant to which a debt of $300,000 due to AEI was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 476,190 shares

NOTE 9 — DUE TO/FROM RELATED PARTIES

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at June 30, 2025 and December 31, 2024 are $5,052,090 and $5,096,047, respectively.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AIL Conversion”) with Alset International Limited, pursuant to which a debt of the balance payable to AIL as of June 30, 2024, $3,501,759 was fully converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 5,558,347 shares.

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to the Credit Facility Agreement with Alset Inc. dated April 24, 2024, pursuant to which, the Company released Alset International Limited from its obligations under its Letter of Continuing Financial Support to the Company dated March 28, 2025.

Due from Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents amount lent by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd in March 2022, and amount $5,000,000 from HWHPL lent to ABD in November 2024, with partial repayment $707,000 received by the Company in December 2024. There is no written, executed agreement and no financial/non-financial covenants and the amount due from ABD is non-interest bearing. Since the amount due from ABD is due upon request, it is classified as a current asset. The amount due from ABD at June 30, 2025 is $4,231,148 and amount due from ABD at December 31, 2024 is $4,113,701.

Due from HotApp International Limited.

HotApp International Limited (“HAIL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from HAIL represents the amount HWHPL borrowed from HAIL in January 2025. There is no written, executed agreement and no financial/non-financial covenants and the amount due from HAIL is non-interest bearing. Since the amount due from HAIL is due upon request, it is classified as a current asset. The amount due from HAIL at June 30, 2025 is $250,653.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

On March 20, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 1”) in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000(“WRNT 1”). CN 1 bears a 6% interest rate and has scheduled maturity on March 19, 2027, three years from the date of the CN 1. At the time of filing, the Company has not converted any of the debt contemplated by CN 1 nor exercised any of the warrants.

On May 9, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 2”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 2 bears an 8% interest rate and has scheduled maturity on May 8, 2027, three years from the date of the CN 2. Additionally, upon signing CN 2, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN2.

On June 6, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 3”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 3 bears an 8% interest rate and has scheduled maturity on June 5, 2027, three years from the date of the CN 3. Additionally, upon signing CN 3, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN3.

On August 13, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 4”) in the amount of $100,000, convertible into 50,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. CN 4 bears an 8% interest rate and has scheduled maturity on August 13, 2027, three years from the date of the CN 4. Additionally, upon signing CN 4, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN4.

On November 25, 2024, the Company entered into a stock purchase agreement with Alset Inc. (“AEI”), pursuant to which Alset Inc. agreed to purchase 4,411,764 shares of the Company’s common stock for a total $3,000,000, representing a purchase price of $0.68 per share. The transaction was completed on December 3, 2024. AEI is the majority shareholder of the Company, and immediately prior to the effectiveness of the stock purchase agreement, AEI directly and through its subsidiaries owned 86.6% of the issued and outstanding shares of HWH common stock.

On December 24, 2024, the Company entered into a stock purchase agreement with AEI, pursuant to which AEI agreed to purchase 1,300,000 shares of the Company’s common stock (the “Shares”) for a total of $585,000, representing a purchase price of $0.45 per share. The deal was completed on December 30, 2024. AEI is the majority shareholder of the Company.

On January 15, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 5”) in the amount of $150,000, convertible into 309,650 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000. CN 5 bears an 8% interest rate and has scheduled maturity on January 15, 2028, three years from the date of the CN 5. At the time of filing, the Company has not converted any of the debt contemplated by CN5.

On March 31, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 6”) in the amount of $150,000, convertible into 187,500 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 937,500 shares of SHRG’s common stock at an exercise price of $0.85 per share, the exercise period of the warrant being three (3) years from the date of the securities purchase agreement, for an aggregate purchase price of $796,875. (“WRNT 2”). At the time of filing, the Company has not converted any of the debt contemplated by CN 6 nor exercised any of the warrants. Additionally, upon signing CN 6, SHRG owed the Company a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 6 bears an 8% interest rate and has scheduled maturity on March 30, 2028, three years from the date of the CN 6. At the time of filing, the Company has not converted any of the debt contemplated by CN6 nor exercised any of the warrants.

On April 21, 2025, the Company entered into a loan agreement (the “loan agreement”) with Sharing Services Global Corporation, under which the Company provided a loan to SHRG in the amount of $30,000. The maturity date of the Loan Agreement is April 21, 2026. The Loan Agreement bears a 10% interest rate.

On April 25, 2025, the Company entered into a loan agreement (the “loan agreement”) with Sharing Services Global Corporation, under which the Company provided a loan to SHRG in the amount of $250,000. The maturity date of the Loan Agreement is April 25, 2026. The Loan Agreement bears an 8% interest rate. Additionally, upon execution of the loan agreement SHRG incurred a commitment fee representing 5% of the loan principal, $12,500.

On June 27, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 7”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $60,000, Additionally, upon signing CN7, SHRG owed the Company a commitment fee of 8% of the principal amount $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 7 bears an 8% interest rate and has scheduled maturity on June 26, 2028, three years from the date of the CN 7. At the time of filing, the Company has not converted any of the debt contemplated by CN7.

As of June 30, 2025 and December 31, 2024, a total of $77,300 and $48,000 in commitment fees and $83,469 and $39,405 of convertible note interest was recorded under other receivable, respectively.

SHRG is a related party of the Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our Chief Executive Officer is also the Chief Executive Officer of SHRG.

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2025
Assets
Warrants – SHRG	$-	$748	$-	$748
Convertible loans receivable – SHRG	-	1,084,113	-	1,084,113

Total Investment in securities at Fair Value	$-	$1,084,861	$-	$1,084,861

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Warrants – SHRG	$-	$13,272	$-	$13,272
Convertible loans receivable – SHRG	-	744,652	-	744,652

Total Investment in securities at Fair Value	$-	$757,924	$-	$757,924

The fair value of the SHRG warrants under level 2 category as of June 30, 2025 and December 31, 2024 were calculated using a binomial option pricing model valued with the following weighted average assumptions:

	June 30, 2025	December 31, 2024
WRNT 1
Stock price	$0.0387	$1.000
Exercise price	$1.6800	$1.6800
Risk free interest rate	3.91%	4.34%
Annualized volatility	238.04%	204.14%
Dividend yield	0.00%	0.00%
Year to maturity	3.72	4.21

June 30, 2025
WRNT 2
Stock price	$0.0387
Exercise price	$0.8500
Risk free interest rate	3.87%
Annualized volatility	238.04%
Dividend yield	0.00%
Year to maturity	2.75

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

CN#	1	2	3	4
Valuation date	June 30, 2025	June 30, 2025	June 30, 2025	June 30, 2025
Risk-free interest rate	3.790%	3.724%	3.721%	3.716%
Expected life	1.71 year	1.86 year	1.93 year	2.12 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	238.040%	238.040%	238.040%	238.040%
Expected dividend yield	0%	0%	0%	0%

Fair value	$218,974	$218,755	$214,890	$89,910

CN#	5	6	7
Valuation date	June 30, 2025	June 30, 2025	June 30, 2025
Risk-free interest rate	4.221%	3.696%	3.717%
Expected life	0.54 year	2.75 year	3 year
Discount rate	8.00%	8.00%	8.00%
Expected volatility	238.040%	238.040%	238.040%
Expected dividend yield	0%	0-%	0-%

Fair value	$149,721	$131,863	$60,000

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

During the six months ended June 30, 2025 and 2024, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the six months ended June 30, 2025 and 2024.

	December 31, 2024	Additions	Unrealized Loss	June 30, 2025
Convertible note receivable, related party	$744,652	$360,000	$(20,539)	$1,084,113
Total	$744,652	$360,000	$(20,539)	$1,084,113

	December 31, 2023	Additions	Unrealized Gain	June 30, 2024
Convertible note receivable, related party	$-	$750,000	$118,593	$868,593
Total	$-	$750,000	$118,593	$868,593

During the six months ended June 30, 2025 and 2024, the Company revalued the convertible note receivable with SHRG and the balance increased from $744,652 to $1,121,372 and $0 to $868,593, respectively. The total $16,720 and $118,593 revaluated gain amount were booked in unrealized gain on convertible note receivable – related party, respectively.

During the six months ended June 30, 2025, the Company reclassified “Investment in securities at fair value – related party” and some of “Convertible Loan Receivables at Fair Value – Related Party” from current assets to noncurrent assets in the consolidated balance sheet based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

Revenue from F&B business amounting to approximately $1,739 and $1,974 during the three months ended June 30, 2025 and 2024, respectively; $2,580 and $3,313 during the six months ended June 30, 2025 and 2024, respectively, was related to corporate sales. That revenue was derived from corporate sales to related parties who purchased meals and paid for their staff.

Included in Account Receivable, net at June 30, 2025 and December 31, 2024 is $0 and $1,652, respectively, of amounts due from related parties.

Included in other income during the three months ended June 30, 2025 and 2024 is $550 and $1,603, respectively; $2,072 and $3,257 during the six months ended June 30, 2025 and 2024, respectively, of rental income from related parties.

Acquisition of L.E.H. Insurance Group, LLC

On November 19, 2024, HWH entered definitive agreements to acquire a controlling 60% interest in L.E.H. Insurance Group, LLC (“LEH”). The acquisition closed on February 27, 2025. This acquisition was facilitated through the purchase of shares from Sharing Services Global Corporation. SHRG sold its 60% interest in LEH to HWH, while the remaining 40% stake was retained by the original owner. However, following this transaction, the original owner sold their 40% interest to SHRG. John Thatch, the Chief Executive Officer of the Company, is also the Chief Executive Officer of both LEH and SHRG. LEH is a licensed insurance agency representing over 600 insurance companies, serving as an independent advisor to businesses and individuals. LEH provides personalized insurance solutions, offering expert guidance to meet the unique coverage needs of each customer. LEH is in the early stages of its development, has no employees on its payroll, and has yet to turn a profit. The Company paid $75,000 for the acquisition and recorded $77,480 of goodwill as result of the acquisition, which was immediately written off.

As of June 30, 2025, the Company impaired goodwill of $77,480 to $0, which was generated from net asset value during the acquisition. Total impairment expenses were $77,480.

HapiTravel Holding Pte. Ltd.

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte. Ltd., outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai, HWH’s Executive Chairman, as a part of HWH’s strategy of building its travel business in Asia. The planned joint venture company (referred to here as the “JVC” or “HTHPL”) will be known as HapiTravel Holding Pte. Ltd. The JVC will be initially owned as follows: (a) HWHPL will hold 19% of the shares in the JVC; (b) Mr. Chan will hold 11%; and (c) the remaining 70% of the shares in the JVC will be held by Mr. Chen.

On November 6, 2024, the Company signed a loan agreement with HTHPL in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date.

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of June 30, 2025, HTHPL owed the Company a total of $171,343, which is recorded in other receivables in the financial statements. This amount is presented net of the subscription fee of $190 that the Company owed for the 19% shareholding in the JVC.

NOTE 11 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company of 56,000,000 shares, consists of (a) 55,000,000 shares of common stock (the “Common Stock”), and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”). As of June 30, 2025 and December 31, 2024, there were no shares of preferred stock outstanding.

The Company previously had shares of Class A and Class B common stock outstanding, which automatically converted into common stock at the time of a Business Combination, on a one-for-one basis.

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

The following table summarizes the warrant activity for the six months ended June 30, 2025 and 2024.

	Warrants for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-
Granted	250,000	$2.0
Exercised	(250,000)	$(2.0)
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2025	909,874	$57.5	3.53	$-
Warrants Vested and exercisable at June 30, 2025	909,874	$57.5	3.53	$-

	Warrants for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2023	909,875	$57.5	5.03	$-
Warrants Vested and exercisable at December 31, 2023	909,875	$57.5	5.03	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1)	-
Warrants Outstanding as of June 30, 2024	909,874	$57.5	4.78	$-
Warrants Vested and exercisable at June 30, 2024	909,874	$57.5	4.78	$-

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

NOTE 12 —LEASES

The Company has operating leases for its office spaces, one F&B store in South Korea and two F&B stores in Singapore. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.78 years, with a weighted-average discount rate of 2.95%.

The Company has also utilized the following practical expedients:

●	For short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses amounted to $65,550 and $134,996, were included in general and administrative expenses in the statements of operations for the three months ended June 30, 2025 and 2024, respectively. Total lease expenses amounted to $174,679 and $260,139, were included in general and administrative expenses in the statements of operations for the six months ended June 30, 2025 and 2024, respectively. Total cash paid for operating leases amounted to $69,075 and $132,789 for the three months ended June 30, 2025 and 2024, respectively. Total cash paid for operating leases amounted to $178,179 and $257,000 for the six months ended June 30, 2025 and 2024, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expenses of $6,537 and $6,878 are included in general and administrative expenses for the three months ended June 30, 2025 and 2024, respectively. Total short-term lease expenses of $10,298 and $10,319 are included in general and administrative expenses for the six months ended June 30, 2025 and 2024, respectively. Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2025	December 31, 2024

Right-of-use assets	$325,130	$548,757

Lease liabilities - current	$197,235	$340,651
Lease liabilities - non-current	135,386	220,249
Total lease liabilities	$332,621	$560,900

As of June 30, 2025, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ended June 30, 2026	$204,791
12 months ended June 30, 2027	117,473
12 months ended June 30, 2028	20,148
Total undiscounted lease payments	$342,412
Less: Imputed interest	(9,791)
Present value of lease liabilities	$332,621
Operating lease liabilities - Current	197,235
Operating lease liabilities - Non-current	$135,386

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

NOTE 14 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of June 30, 2025 and December 31, 2024, uninsured cash balances were $3,143,531 and $3,861,339, respectively.

Major Suppliers

For the three and six months ended June 30, 2025, five suppliers accounted for approximately over 59% and 70% of the Company’s total costs of revenue, respectively.

For the three and six months ended June 30, 2024, five suppliers accounted for approximately over 44% and 82% of the Company’s total costs of revenue, respectively.

NOTE 15– CORRECTION OF AN IMMATERIAL ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

During the period ended June 30, 2025, the Company identified an immaterial-errors related to foreign currency translation adjustment and unrealized gain on convertible note receivable- related party in its previously issued financial statements for the year ended December 31, 2024.

The first error resulted in an understatement of general and administrative expenses and a corresponding overstatement of foreign currency translation adjustment by approximately $159,263 for the year ended December 31, 2024. There was $159,263 increase on net loss, a ($0.04) decreases in earnings per share, and a $159,263 decrease in total equity.

The second error resulted in an understatement of unrealized gain on convertible note receivable – related party and a corresponding overstatement of additional paid in capital by approximately $287,812 for the year ended December 31, 2024. There was no impact on total equity for the period presented.

The accompanying comparative 2024 financial statements have been revised to correct these errors. The Company has evaluated the errors in accordance with the SEC’s Staff Accounting Bulletin No. 99 and SAB No. 108 and concluded that they were not material to its previously issued financial statements and therefore has been corrected herein through revision.

NOTE 16— SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date through the date of this report and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.). We are expanding the product range into robotics for consumer and commercial markets.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer customers the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing customers about the products and services of HWH, providing us with the chance to significantly increase our customer base as well as increase the amounts spent by our customers on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024. We plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our customer base as we grow the number of Hapi Cafés around the world. Hapi Cafes are positioned to be integral parts of HWH’s business model. In June 2024, the Company’s decision to close the café under Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) was driven by the unsustainable revenue it generated. We believe it is more strategic to refocus our efforts and resources on other business ventures that have greater growth potential.

Hapi Wealth Builder seeks to provide participants the opportunity to attend courses, workshops, and coaching sessions in person, fostering a collaborative learning environment for those dedicated to learning investment in equities and wealth-building strategies. The team has been diligently producing digital content for Hapi Wealth Builder and working to collaborate with the right partners to launch the program and make it available to customers. Hapi Wealth Builder will leverage the wealth of knowledge and experience of its leaders to make wealth building accessible and effective for its members. Our unique community-centric approach will offer members tools for making informed financial decisions while creating pathways for sustained growth.

On October 31, 2024, we announced that the Company scheduled the launch of Hapi Wealth, a program dedicated to providing comprehensive education in equity investment and wealth-building strategies. We are targeting a rollout in selected regions later in 2025.

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

Our Revenue Model

Our total revenue for the three months ended June 30, 2025 and 2024 was $310,391 and $334,882, respectively. Our total revenue for the six months ended June 30, 2025 and 2024 was $605,588 and $620,992, respectively. Our net loss for the three months ended June 30, 2025 and 2024 was $675,774 and $403,641, respectively. Our net loss for the six months ended June 30, 2025 and 2024 was $1,162,746 and $1,740,160, respectively.

We currently recognize revenue from food and beverage sales, which accounted for approximately 100% of revenue in the three and six months ended June 30, 2025 and 2024.

From a geographical perspective, we recognized 10% and 90% of our total revenue in the three months ended on June 30, 2025, in South Korea and Singapore, respectively, and 6% and 94% in the three months ended June 30, 2024, in South Korea and Singapore, respectively. From a geographical perspective, we recognized 10% and 90% of our total revenue in the six months ended on June 30, 2025, in South Korea and Singapore, respectively, and 5% and 95% in the six months ended June 30, 2024, in South Korea and Singapore, respectively.

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

Revenue Recognition and Cost of Sales

Product Sales: The Company’s performance obligation is to transfer ownership of its products to its customers. The Company generally recognizes revenue when a product is delivered to its customer. Revenue is recorded net of applicable taxes, allowances, refund or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any customer returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product returns for the three and six months ended June 30, 2025, and 2024 were approximately $0.

Food and Beverage: The revenue received from food and beverage business in the three months ended June 30, 2025 and 2024 was $310,391 and $334,882, respectively. The revenue received from food and beverage business in the six months ended June 30, 2025 and 2024 was $605,588 and $620,992, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$310,391	$334,882	$605,588	$620,992
Cost of revenue	161,501	169,969	309,104	292,782
Operating expenses	488,681	654,740	1,230,403	2,150,123
Other non-operating income	415,768	86,186	565,872	81,753
Provision for income taxes	-	-	(42,948)	-
Net income (loss)	$75,977	$(403,641)	$(410,995)	$(1,740,160)

Revenue

Revenue was $310,391 and $334,882 for the three months ended June 30, 2025 and 2024, respectively. Revenue was $605,588 and $620,992 for the six months ended June 30, 2025 and 2024, respectively. Word of mouth, social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue increased in 2025 due to the increased revenue from F&B business in Singapore following the opening of new café in April 2024.

Cost of revenue

Cost of revenues increased from $169,969 in the three months ended June 30, 2024 to $161,501 in the three months ended June 30, 2025. Cost of revenues increased from $292,782 in the six months ended June 30, 2024 to $309,104 in the six months ended June 30, 2025. The increase is a result of the increase in sales in F&B business.

The gross margin increased from $164,913 to $148,890 in the three months ended June 30, 2024 and 2025. The gross margin increased from $328,210 to $296,484 in the six months ended June 30, 2024 and 2025. The increase of gross margin was caused by the increase in F&B revenue.

Operating expenses

Operating expenses decreased from $654,740 to $488,681 in the three months ended June 30, 2024 and 2025, respectively, due to general and administrative expenses decrease from $654,740 to $488,681 in the three months ended June 30, 2024 and 2025. Operating expenses decreased from $2,150,123 to $1,230,403 in the six months ended June 30, 2024 and 2025, due to general and administrative expenses decrease from $1,783,931 to $1,152,923 in the six months ended June 30, 2024 and 2025. The decrease in general and administrative expenses in 2025 compared to 2024 was primarily due to lower professional fees related to the 10-Q and S-4 filings.

Other non-operating income (expense)

Other non-operating income increased from $86,186 to $415,768 in the three months ended June 30, 2024 and 2025, mainly due to gain on disposal of subsidiaries from $0 to $383,667 in the three months ended June 30, 2024 and 2025. Other non-operating income increased from $81,753 to $565,872 in the six months ended June 30, 2024 and 2025, primarily due to decline gain on disposal of subsidiaries from $0 to $383,667 in the six months ended June 30, 2024 and 2025.

Net income (loss)

Net (loss) increased from $(403,641) to net income $75,977 in the three months ended June 30, 2024 and 2025. Net loss decreased from $1,740,160 to $410,995 in the six months ended June 30, 2024 and 2025.

Liquidity and Capital Resources

Our cash has decreased from $4,341,746 as of December 31, 2024 to $3,729,873 as of June 30, 2025. Our liabilities decreased from $7,645,223 at December 31, 2024 to $7,282,177 at June 30, 2025. Our total assets have increased from $10,522,422 as of December 31, 2024 to $10,602,700 as of June 30, 2025.

The Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations, and financing availability from related parties are sufficient to fund our operations for at least the next 12 months. The Company’s capital requirements for the planned expansion are based on, among other items, geographical specific property costs, team requirements, and marketing steps needed. Our expansion consists of plans to take over leases of existing Hapi Cafes we currently do not own, as we look to add more Hapi Cafes over the next two years. There is no guarantee that we will be able to execute on our plans as laid out above.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of June 30, 2025, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on June 30, 2025.

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

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., a direct and indirect owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements. As of June 30, 2025, AIL was released from this commitment.

Summary of Cash Flows for the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(528,424)	$(1,129,040)
Net cash (used in) / provided by investing activities	$(741,523)	$20,554,735
Net cash provided by / (used in) financing activities	$578,857	$(19,741,963)

Cash Flows from Operating Activities

Net cash used in operating activities was $528,424 in the six months ended of June 30, 2025, as compared to net cash used in operating activities of $1,129,040 in the same period of 2024. The decrease of cash used in operating activities in the six months ended June 30, 2025 was due to gain on disposal of subsidiaries $383,667 generated during disposal of HWH World Inc.

Cash Flows from Investing Activities

Net cash used in investing activities was $741,523 in the six months of June 30, 2025, as compared to net cash provided by investing activities of $20,554,735 in the same period of 2024. In the six months ended June 30, 2025 we paid $360,000 for convertible note receivable – related party, $280,000 paid for the loans receivable – related party and $100,152 for purchase of financial assets. In the six months ended June 30, 2024 we paid $28,023 for purchases of property and equipment, $750,000 for convertible note receivable – related party, $14,010 for investment in joint venture, received $21,102,871 from cash withdrawn from trust account for redemptions and $243,897 from cash withdrawn from trust account available to the Company.

Cash Flows from Financing Activities

Net cash provided by financing activities was $578,857 in the six months ended June 30, 2025, compared to net cash used in financing activities of $19,741,963 in the same period of 2024. In the six months ended June 30, 2025 we received $1,409,983 from issuance of common stock and warrants, repaid $240,792 of note payable, repaid $1,631,936 to related parties and received $1,055,702 from related parties. In the six months ended June 30, 2024 we used in $21,102,871 in proceed of issuance of common stock, $2,375,897 repaid to related parties, $325,000 for deferred underwriting compensation, and $71,194 repaid to loans and borrowing, we received $4,132,999 from related parties.

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

Contractual Obligations

As of June 30, 2025, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Merger Agreement

As previously disclosed, on August 1, 2023, the Company held the Special Meeting, at which the Company’s stockholders considered and adopted, among other matters, a proposal to approve the Business Combination. -

On September 9, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HWH International Inc., a Nevada corporation (the “HWH Nevada” or “Target”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to the Merger Agreement, the Business Combination between the Company and the Target was effected through the merger of Merger Sub with and into HWH Nevada, with the Target surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”) on January 9, 2024, the Company changed its name to “HWH International Inc.”

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2025 or the year ended December 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effects of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to South Korea and which were approximately $0.8 million and $0.9 million on June 30, 2025 and December 31, 2024, respectively, are the reason for the fluctuation in foreign currency transaction gains or losses which are included in the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and South Korea will remain at approximately $1 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of June 30, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our Company’s internal control over financial reporting as of June 30, 2025, management determined that the following issues constitute as material weakness:

●	The Company has limited accounting personnel, and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting.

●	Well-defined accounting policies and procedures have not been established and many financial close procedures, including period-end review and reconciliations, did not occur on a timely basis or failed to identify material adjustments.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal interim ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal interim ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HWH INTERNATIONAL INC.

August 13, 2025	By:	/s/ John Thatch
	Name:	John Thatch
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 13, 2025	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

