Form 10-Q
period 2025-09-30
HWH International Inc.
filed 2025-10-22
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 21, 2025, there were 6,476,400 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

HWH INTERNATIONAL INC.

Form 10-Q For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HWH International Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS

Current Assets
Cash	$2,897,972	$4,341,746
Accounts receivable, net	7,771	17,546
Inventory	1,113	1,574
Other receivables, net	551,335	342,712
Deposit - current	21,110	-
Convertible loans receivable - related party, at fair value	154,823	744,652
Investment security – related party	-	13,272
Marketable securities	223,670	-
Prepaid expenses	546	13,495
Total Current Assets	$3,858,340	$5,474,997

Non-Current Assets
Property and equipment, net	$21,844	$33,588
Deposit – non-current	107,130	351,240
Investment in associate - related party	55,529	-
Investment at cost	1,569	140
Convertible loans receivable - related party, at fair value	1,015,796	-
Investment security – related party	152	-
Operating lease right-of-use assets, net	124,034	548,757
Total Non-Current Assets	$1,326,054	$933,725

TOTAL ASSETS	$5,184,394	$6,408,722

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$428,844	$483,430
Accrued commissions	-	73,022
Due to related parties, net	739,797	1,191,960
Operating lease liabilities - current	103,545	340,651
Financial liability	5,634	-
Notes payable - current	975,064	1,222,211
Total Current Liabilities	$2,252,884	$3,311,274

Non-Current Liabilities
Operating lease liabilities - non-current	$24,084	$220,249
Total Non-Current Liabilities	$24,084	$220,249

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 55,000,000 shares authorized; 6,476,400 and 5,593,920 issued and outstanding as of September 30, 2025 and December 31, 2024	647	559
Additional paid in capital	10,891,400	9,339,413
Accumulated other comprehensive loss	(1,050,287)	(257,598)
Accumulated deficit	(7,002,625)	(6,317,010)
Total HWH International Inc. Stockholders’ Equity	$2,839,135	$2,765,364
Non-controlling interests	68,291	111,835
Total Stockholders’ Equity	2,907,426	2,877,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,184,394	$6,408,722

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Revenue	$206,778	$345,523	$812,366	$966,515

Cost of revenue	$(83,196)	$(185,654)	$(392,300)	$(478,436)

Gross profit	$123,582	$159,869	$420,066	$488,079

Operating expenses:
General and administrative expenses	$(324,976)	$(487,394)	$(1,477,899)	$(2,271,325)
Impairment of convertible note receivable – related party, and equity method investment - related party	-	-	-	(42,328)
Impairment loss on goodwill	(45,002)	-	(122,482)	(323,864)
Total Operating expenses	$(369,978)	$(487,394)	$(1,600,381)	$(2,637,517)

Other non-operating (expense) income
Other income	$79,030	$68,473	$64,971	$236,873
Interest expense	(32,127)	(18,451)	(111,782)	(55,279)
Foreign exchange transaction (loss) gain	(12,884)	114,689	294,807	99,616
Gain on disposal of marketable securities	1,476	-	1,895	-
Unrealized gain on marketable securities	7,734	-	8,607	-
Gain on disposal of subsidiaries	10	-	383,677	-
Loss from deconsolidation of subsidiaries	(21,611)	-	(21,611)	-
Gain on equity method investment - related party	895		895
Loss on equity method investment - related party	-	-	-	(14,744)
Unrealized loss on convertible note receivable – related party	(71,221)	(374,329)	(104,285)	(394,331)
Total Other non-operating (expense) income	$(48,698)	$(209,618)	$517,174	$(127,865)

Loss before provision for income taxes	(295,094)	(537,143)	(663,141)	(2,277,303)

Income taxes	(4,524)	-	(47,472)	-

Net loss	$(299,618)	$(537,143)	$(710,613)	$(2,277,303)

Less: Net (loss) income attributable to non-controlling interests	(8,614)	11,349	(24,998)	(4,050)

Net loss attributable to common stockholders	$(291,004)	$(548,492)	$(685,615)	$(2,273,253)

Net loss	(299,618)	(537,143)	(710,613)	(2,277,303)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(238,965)	$(27,984)	$(792,976)	$(92,412)
Total comprehensive loss, net of tax:	$(538,583)	$(565,127)	$(1,503,589)	$(2,369,715)

Less Comprehensive (loss) income attributable to non-controlling interests	(8,492)	11,483	(25,285)	(3,916)
Total Comprehensive loss attributable to common stockholders	$(530,091)	$(576,610)	$(1,478,304)	$(2,365,799)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
	Common stock	Common stock
Loss per common share
Basic	$(0.04)	$(0.16)
Diluted	$(0.04)	$(0.16)

Weighted average number of common shares outstanding*
Basic	6,476,400	3,336,490
Diluted	6,476,400	3,336,490

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	Common stock	Common stock
Loss per common share
Basic	$(0.11)	$(0.71)
Diluted	$(0.11)	$(0.71)

Weighted average number of common shares outstanding*
Basic	6,456,578	3,196,174
Diluted	6,456,578	3,196,174

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Class A Common stock		Class B Common stock		Common Stock			Accumulated		Total HWH International
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid in Capital	Other Comprehensive Loss	Accumulated Deficit	Inc. Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
Balances at December 31, 2024	-	-	-	-	5,593,920	$559	$9,339,413	$(257,598)	$(6,317,010)	$2,765,364	$111,835	$2,877,199

Issuance of Common Stock	-	-	-	-	632,500	$63	$1,409,795	-	-	$1,409,858	-	$1,409,858
Warrants exercised to Common Stock	-	-	-	-	250,000	$25	$100	-	-	$125	-	$125
Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	-	-	-	-	$(1,653)	$(1,653)
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$87,131	-	-	$87,131	-	$87,131
Net loss	-	-	-	-	-	-	-	-	$(565,131)	$(565,131)	$(8,972)	$(574,103)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(102,949)	-	$(102,949)	$(16)	$(102,965)

Balances at March 31, 2025	-	-	-	-	6,476,420	$647	$10,836,439	$(360,547)	$(6,882,141)	$3,594,398	$101,194	$3,695,592

Net income (loss)	-	-	-	-	-	-	-	-	$170,520	$170,520	$(7,412)	$163,108
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(450,653)	-	$(450,653)	$(393)	$(451,046)

Balances at June 30, 2025	-	-	-	-	6,476,420	$647	$10,836,439	$(811,200)	$(6,711,621)	$3,314,265	$93,389	$3,407,654

Elimination of NCI’s share of deficit due to purchase of remaining shares of LEH	-	-	-	-	-	-	-	-	-	-	$6,151	$6,151
Deconsolidation of Alset F&B One Pte. Ltd	-	-	-	-	-	-	$54,961	-	-	$54,961	$(23,349)	$(31,612)
Reclassification of NCI	-	-	-	-	-	-	-	-	-	-	$592	$592
Net loss	-	-	-	-	-	-	-	-	$(291,004)	$(291,004)	$(8,614)	$(299,618)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(239,087)	-	$(239,087)	$122)	$(238,965)

Balances at September 30, 2025	-	-	-	-	6,476,420	$647	$10,891,400	$(1,050,287)	$(7,002,625)	$2,839,135	$68,291	$2,907,426

	Class A Common stock		Class B Common stock		Common Stock			Accumulated		Total HWH International
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Additional Paid in Capital	Other Comprehensive Loss	Accumulated Deficit	Inc. Stockholders’ Deficit	Non- controlling Interests		Total Stockholders’ Deficit
Balances at December 31, 2023	94,750	$9	431,250	$43	2,000	$-	$155,984	$(197,051)	$(3,567,016)	$(3,608,031)		$8,666	$(3,599,365)

Issuance of Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	-	-	29,889	$3	$1,509,387	-	-	$1,509,390		-	$1,509,390
Issuance of Common Stock during Merger	-	-	-	-	2,686,772	$269	$(294)	-	-	$(25)		-	$(25)
Convert Common Stock Class A and B to Common Stock	(94,750)	$(9)	(431,250)	$(43)	526,000	$52	-	-	-	-		-	-
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$216,188	-	-	$216,188	$		$216,188
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-		$155,514	$155,514
Net loss	-	-	-	-	-	-	-	-	$(1,336,838)	$(1,336,838)		$319	$(1,336,519)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$86,818	-	$86,818		$-	$(86,818)

Balances at March 31, 2024	-	-	-	-	3,244,661	$324	$1,881,265	$(110,233)	$(4,903,854)	$(3,132,498)		$164,499	$(2,967,999)

Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$59,907	-	-	$59,907		-	$59,907
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-		$(36,484)	$(36,484)
Net loss	-	-	-	-	-	-	-	-	$(387,923)	$(387,923)		$(15,718)	$(403,641)

Foreign currency translation adjustment	-	-	-	-	-	-	-	$(151,246)	-	$(151,246)		-	$(151,246)

Balances at June 30, 2024	-	-	-	-	3,244,661	$324	$1,941,172	$(261,479)	$(5,291,777)	$(3,611,760)		$112,297	$(3,499,463)

AI and AIL Debt conversion to shares	-	-	-	-	1,206,907	$121	$3,801,638	-	-	$3,801,759		-	$3,801,759
Revaluation for SHRG note receivable	-	-	-	-	-		$11,717	-	-	$11,717		-	$11,717
Net (loss) income	-	-	-	-	-	-	-	-	$(548,492)	$(548,492)		$11,349	$(537,143)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(28,118)	-	$(28,118)		$134	$(27,984)

Balances at September 30, 2024	-	-	-	-	4,451,568	$445	$5,754,527	$(289,597)	$(5,840,269)	$(374,894)		$123,780	$(251,114)

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(710,613)	$(2,277,303)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange transaction gain	(294,807)	(99,616)
Loss on equity method investment, related party	-	14,744
Gain on disposal of subsidiaries	(383,677)	-
Loss on disposal of subsidiaries	21,611	-
Depreciation expense	18,022	45,529
Non-cash lease expense	223,046	377,945
Impairment of convertible note receivable – related party, and equity method investment - related party	-	42,328
Share of result of an associate	(895)	-
Impairment loss on goodwill	122,482	323,864
Unrealized loss on convertible note receivable – related party	104,285	394,331
Fair value gain on marketable securities	(8,607)	-
Gain on disposal of marketable securities	(1,895)	-
Loss on disposal of equipment	-	5,882
Impairment loss on equipment	17,638	69,343
Bad Debt written off	12,863	-

Changes in operating assets and liabilities:
Account receivables	9,548	1,444
Other receivables	78,869	(75,971)
Prepaid expenses	12,862	90,461
Deposit	218,604	(96,115)
Inventory	396	138
Accounts payable and accrued expenses	(138,083)	173,151
Accrued commissions	-	(2,085)
Operating lease liabilities	(29,975)	(392,143)
Net cash used in operating activities	$(728,326)	$(1,404,073)

Cash flows from investing activities:
Purchases of property and equipment	$(19,377)	$(30,103)
Convertible loans receivable - related party	(430,000)	(850,000)
Investment in associate – related party	(54,621)	-
Investment in joint venture	-	(14,977)
Purchase of marketable securities	(207,933)	-
Cash withdrawn from trust account for redemptions	-	21,102,871
Cash withdrawn from trust account available to the Company	-	243,897
Deconsolidation of Alset F&B One Pte. Ltd.	(23,350)	-
Loan receivable - related party	(280,000)	-
Net cash (used in) / provided by investing activities	$(1,015,281)	$20,451,688

Cash flows from financing activities:
Repayment of loans and borrowing	$(14,643)	$(82,379)
Repayment of deferred underwriting compensation	-	(325,000)
Advances from related parties	1,462,459	2,104,937
Advances to related parties	(1,413,742)	-
Proceed from issuance of Common Stock and Warrants	1,409,983	-
Redemptions of Class A Common Stock	-	(21,102,871)
Repayment of note payable	(240,750)	-
Net cash provided by / (used in) financing activities	$1,203,307	$(19,405,313)

Net decrease in cash	$(540,300)	$(357,698)
Effects of foreign exchange rate on cash	(451,284)	30,865
Cash at beginning of period	3,889,556	1,159,201
Cash at end of period	$2,897,972	$832,368

Supplemental Cash Flow Information
Cash Paid for Interest	$2,275	$55,279
Cash Paid for Taxes	$47,472	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of HWH Common Stock to D. Boral Capital (f.k.a. EF Hutton) for Deferred Underwriting Compensation	$-	$1,509,390
Debt to equity conversion	-	3,801,759
Valuation gain from notes receivable and warrants - SHRG	87,131	287,812
Initial recognition of operating lease right-of-use asset and liability	-	519,353

The accompanying notes are an integral part of these consolidated financial statements.

HWH International Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

HWH International Inc. (“HWH”) and its consolidated subsidiaries (collectively, the “Company”) operate a food and beverage (“F&B”) business in Singapore. The F&B business operates one café in Singapore.

The Company is presently developing Hapi Marketplace, a business-to-consumer platform featuring diverse product categories, and Hapi Wealth Builder, an educational program focused on wealth-building strategies. Both initiatives are being rolled out in phases, with digital content development, partner collaborations, and regional infrastructure setup currently underway.

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

The transaction has closed, as all closing conditions referenced in the Merger Agreement have either been met or waived by the parties. Certain closing conditions that have been waived by the parties, pursuant to the Merger Agreement include Section 8.1(i), which states “the aggregate cash available to the Company at the Closing from the Trust Account (after giving effect to the redemption of any shares of the Company’s Class A Common Stock in connection with the Company’s Proposals, but before giving effect to (i) the payment of the Outstanding Alset Transaction Expenses, and (ii) the payment of the Outstanding Company Transaction Expenses), shall equal or exceed Thirty Million dollars ($30,000,000); and 8.1(j), which states “upon the closing, the Company shall not have redeemed shares of the Company’s Class A Common Stock in the Offer in an amount that would cause the Company to have less than $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act).” Total $21,102,871 withdrawn from trust account for redemptions, which is presented in the financing section within the consolidated statements of cash flows.

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

Changes in Financial Statement Presentation

Effective September 30, 2025, the Company has revised its presentation of certain related party transactions within the consolidated statements of cash flows. Previously, net cash flows from related party advances and repayments were presented on a single line item, “Advances to/from related parties. To provide more transparent and detailed information about the nature of these cash flows, the Company now separately presents the line in “Advance to related parties” and “Advances from related parties” in the financing section. This change in presentation has been applied retrospectively to all periods presented for comparability. The reclassification had no impact on the previously reported net change in cash and cash equivalents, net income, or financial position.

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

The following chart describes the Company’s ownership of various subsidiaries:

The Company mainly focuses on the F&B business. During the nine months ended September 30, 2025 and 2024, substantially all of the Company’s business was generated by F&B business. F&B business was generated by the following subsidiaries at September 30, 2025 and 2024, respectively: 42% and 37% from Alset F&B One Pte. Ltd (“Alset F&B One”), 9% and 6% from Hapi Café Korea Inc. (“HCKI”), 23% and 20% from Hapi Café SG Pte. Ltd. (“HCSGPL”), 0% and 9% from Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) and 27% and 29% from Ketomei Pte. Ltd. (“KPL” or “Ketomei”). Alset F&B One was incorporated in Singapore on April 10, 2017, HCSGPL was incorporated in Singapore on April 4, 2022, F&BPLQ was incorporated in Singapore on November 11, 2022 and KPL was incorporated in Singapore on September 17, 2019. Alset F&B One, HCSGPL, F&BPLQ and KPL are in the F&B business in Singapore. In the second quarter of 2024 the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,882 of fixed assets, which was included in general and administrative expenses, and recorded a gain on termination of lease of $248 during 2024. On August 05, 2025, the Company ceased operation of its subsidiary Ketomei Pte. Ltd. Due to the closure of this subsidiary the Company refunded $20,562 for customer deferred orders. On September 10, 2025, Alset F&B Holdings Pte. Ltd., (the “Seller”), a Singapore subsidiary of the Company, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (“Buyer”), pursuant to which the Seller agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. to the Buyer in exchange for S$218,941 Singapore Dollars (equal to approximately $170,754 U.S. Dollars). Alset F&B One was incorporated in Singapore on April 10, 2017, and operates a cafe in Singapore. It generated approximately $470,000 in revenue in 2024. Following this sale, the Seller will continue to own 20% of Alset F&B One. On September 13, 2025, the Company ceased operations of its subsidiary Hapi Café Korea Inc.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $2,897,972 and $4,341,746 as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

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

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions

Level 1 marketable securities are liquid and transparent financial instruments with readily observable market prices. Their value is based on unadjusted quoted prices in active markets for identical assets. Examples often include U.S. treasury securities, listed equities, exchange-traded funds and open-end mutual funds, foreign currencies, and gold bullion. An active market is defined by sufficient transaction frequency and volume to provide ongoing pricing information.

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

The Company has a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2025 and December 31, 2024, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

Deposits

Deposits represent rental deposit paid for the office and the cafes which are refundable at the end of the rental period. A deposit would be considered as current if it is related to the rental which would expire within the next twelve months, while a deposit would be considered as non-current if it is related to the rental which would continue longer than the next twelve months. As of September 30, 2025, $21,110 in deposits were current and would be refundable within the next twelve months, $107,130 in deposits were non-current and would be refundable after twelve months.

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

Food and Beverage: The Company’s performance obligation is to transfer ownership of its F&B products to its customers. The Company generally recognizes revenue when F&B products are delivered to its customers. Revenue is recorded net of applicable taxes, allowances, refunds or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale or from web-based ordering system. The revenue received from Food and Beverage business for the three months ended September 30, 2025 and 2024 was $206,778 and $345,523, respectively. The revenue received from Food and Beverage business for the nine months ended September 30, 2025 and 2024 was $812,366 and $966,515, respectively.

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

Value-added Tax

The Company is obligated to pay value-added tax (“VAT”), among other things, on its inventory purchase as well as its rent payments and payment of professional fees. As of September 30, 2025, and December 31, 2024, the amount of VAT paid in other receivables was $3,412 and $33,914, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of Revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from third party money platforms, and contractor fees for part-time staff.

Below is a breakdown of the Company’s cost of revenue for the three and nine months ended September 30, 2025 and 2024.

For the three months ended:

Total
September 30, 2025

Finished goods	$52,844
Related shipping	3,412
Handling fee	8,411
Contractor fee	4,047
Franchise commission	3,367
Depreciation	11,116
Total of Cost of revenue	$83,196

September 30, 2024

Finished goods	$136,634
Related shipping	330
Handling fee	13,370
Contractor fee	15,846
Franchise commission	4,268
Depreciation	15,206
Total of Cost of revenue	$185,654

For the nine months ended:

Total
September 30, 2025

Finished goods	$281,570
Related shipping	29,739
Handling fee	33,718
Contractor fee	20,855
Franchise commission	10,170
Depreciation	16,249
Total of Cost of revenue	$392,300

September 30, 2024

Finished goods	$342,845
Related shipping	3,717
Handling fee	36,847
Contractor fee	36,067
Franchise commission	13,768
Depreciation	45,192
Total of Cost of revenue	$478,436

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for its shipping and handling as fulfillment activities, and not a promised service (a revenue element). Shipping and handling fees are included in costs of revenue within the statements of operations.

Advertising Expenses

Costs incurred for advertising the Company’s products are charged to operations as incurred. Advertising expenses for the three months ended September 30, 2025 and 2024 were $1,599 and $8,124, respectively. Advertising expenses for the nine months ended September 30, 2025 and 2024 were $108,693 and $14,690, respectively.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. During the nine months ended September 30, 2025 there were 909,874 potentially dilutive warrants outstanding.

For the periods ended September 30, 2025 and 2024, basic and diluted earnings (loss) per share were the same, as the effect of potentially dilutive securities was anti-dilutive during periods of net loss and therefore did not reduce the loss per share.

Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Loss, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2025 and December 31, 2024, the aggregate non-controlling interests in the Company were $68,291 and $111,835, respectively.

Liquidity and Capital Resources

In the nine months ended September 30, 2025, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provides a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on September 30, 2025.

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

Segment Reporting

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. As of September 30, 2025, the Company only has one segment in F&B business. The Company’s Chief Executive Officer and President and Chief Operating Officer have joint responsibility as the CODMs and review and assess the performance of the Company as a whole.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023 of $7,771, $17,546, $35,067 and $28,611, respectively, represents collection received by the credit card processor in F&B business and rent receivable. Accounts receivable is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. As of September 30, 2025 and December 31, 2024, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 4 — INVENTORY

As of September 30, 2025 and December 31, 2024, the balance of finished goods was $1,113 and $1,574, respectively. There is no provision for slow-moving or obsolete inventory during the three and nine months ended September 30, 2025 and 2024.

NOTE 5 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
September 30, 2025
Cost:
Office Equipment	$38,885
Furniture and Fittings	5,813
Kitchen Equipment	32,067
Other Operating Equipment	12,208
Leasehold Improvements	159,913

Accumulated Depreciation:
Office equipment	$(35,753)
Furniture and Fittings	(4,844)
Kitchen Equipment	(20,479)
Other Operating Equipment	(7,558)
Leasehold Improvements	(107,830)

Impairment:
Office equipment	$(3,132)
Furniture and Fittings	(969)
Kitchen Equipment	(7,298)
Other Operating Equipment	(4,650)
Leasehold Improvements	(34,529)

Total, net	$21,844

December 31, 2024
Cost:
Office Equipment	$37,455
Furniture and Fittings	42,328
Kitchen Equipment	30,473
Other Operating Equipment	11,594
Leasehold Improvements	133,548

Accumulated Depreciation:
Office equipment	$(30,179)
Furniture and Fittings	(40,028)
Kitchen Equipment	(13,221)
Other Operating Equipment	(5,107)
Leasehold Improvements	(65,048)

Impairment:
Office equipment	$(6,774)
Furniture and Fittings	(2,300)
Kitchen Equipment	(8,931)
Other Operating Equipment	(3,450)
Leasehold Improvements	(46,772)

Total, net	$33,588

For the three months ended September 30, 2025 and 2024, the Company recorded depreciation expenses of $16,219 and $15,320, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded depreciation expenses of $22,881 and $45,529, respectively. As of September 30, 2024, the Company disposed of office equipment with a cost of $7,429, and furniture and fittings with a cost of $2,784, from F&BPLQ due to the closure of the café. $5,882 loss on disposal of PPE was recorded in the general and administrative expenses.

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

Sale of HWH World Inc. and Acquisition of AES Group Inc.

On April 23, 2025, the Company completed the sale of HWH World Inc. (“HWHKOR”) by Health Wealth Happiness Pte. Ltd. (“HWHPL”) to AES Group Inc. (“AES”), a Korean entity. The sale was consummated under a term sheet signed on April 20, 2025, pursuant to which the Company agreed to transfer its 100% equity interest in HWHKOR to AES. In exchange, AES agreed to issue new shares to the Company upon closing, representing 19.9% of AES’s enlarged share capital, with a total cost basis of $1,354. Total of $383,667 gain was generated from this deal and recorded in Other non-operating income / (expenses) in the statement of operations. The disposal of HWH World Inc. had immaterial effect on the Company’s consolidated financial statements and the deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

Sale of Alset F&B One Pte. Ltd.

On September 10, 2025, Alset F&B Holdings Pte. Ltd., entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (“AIL”), pursuant to which the Seller agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. to the AIL in exchange for $170,754. Following this sale, F&BH will continue to own 20% of Alset F&B One. Total $21,611 loss was generated from this deal and recorded in Other non-operating income / (expenses) in the statement of operations. Total $54,961 was generated from the fair value of the remaining 20% investment in Alset F&B One which is treated as basis of equity method investment. The deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

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

NOTE 8 — DUE TO ALSET INC.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at September 30, 2025 and December 31, 2024 are $569,614 and $209,614, respectively.

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

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. As of September 24, 2024 the Company drew $300,000 from the credit line and accrued $3,164 in interest. On September 30, 2025, $3,164 of the interest remained outstanding.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AEI Conversion”) with Alset Inc., pursuant to which a debt of $300,000 due to AEI was converted into shares of the Company’s common stock at a price per share of $0.63, for a total of 476,190 shares.

NOTE 9 — DUE TO/FROM RELATED PARTIES

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at September 30, 2025 and December 31, 2024 are $4,651,995 and $5,096,047, respectively.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AIL Conversion”) with Alset International Limited, pursuant to which a debt of the balance payable to AIL as of June 30, 2024, $3,501,759 was fully converted into shares of the Company’s common stock at a price per share of $0.63, for a total of 5,558,347 shares.

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to the Credit Facility Agreement with Alset Inc. dated April 24, 2024, pursuant to which, the Company released Alset International Limited from its obligations under its Letter of Continuing Financial Support to the Company dated March 28, 2025.

Due from Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents amount lent by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd in March 2022, and $5,000,000 lent from HWHPL to ABD in November 2024, with partial repayment of $707,000 received by the Company in December 2024. There is no written, executed agreement and no financial/non-financial covenants and the amount due from ABD is non-interest bearing. Since the amount due from ABD is due upon request, it is classified as a current asset. The amount due from ABD at September 30, 2025 is $4,233,165 and amount due from ABD at December 31, 2024 is $4,113,701.

Due from HotApp International Limited.

HotApp International Limited (“HAIL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from HAIL represents the amount HWHPL lent to HAIL in January 2025. There is no written, executed agreement and no financial/non-financial covenants and the amount due from HAIL is non-interest bearing. Since the amount due from HAIL is due upon request, it is classified as a current asset. The amount due from HAIL at September 30, 2025 is $252,890.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

On March 20, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 1”) in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000 (“WRNT 1”). CN 1 bears a 6% interest rate and has scheduled maturity on March 19, 2027, three years from the date of the CN 1. At the time of filing, the Company has not converted any of the debt contemplated by CN 1 nor exercised any of the warrants.

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

On November 25, 2024, the Company entered into a stock purchase agreement with Alset Inc., pursuant to which Alset Inc. agreed to purchase 4,411,764 shares of the Company’s common stock for a total $3,000,000, representing a purchase price of $0.68 per share. The transaction was completed on December 3, 2024. AEI is the majority shareholder of the Company, and immediately prior to the effectiveness of the stock purchase agreement, AEI directly and through its subsidiaries owned 86.6% of the issued and outstanding shares of HWH common stock.

On December 24, 2024, the Company entered into a stock purchase agreement with AEI, pursuant to which AEI agreed to purchase 1,300,000 shares of the Company’s common stock for a total of $585,000, representing a purchase price of $0.45 per share. The deal was completed on December 30, 2024.

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

On April 21, 2025, the Company entered into a loan agreement (the “Loan Agreement 1”) with Sharing Services Global Corporation, under which the Company provided a loan to SHRG in the amount of $30,000. The maturity date of the Loan Agreement 1 is April 21, 2026. The Loan Agreement 1 bears a 10% interest rate.

On April 25, 2025, the Company entered into a loan agreement (the “Loan Agreement 2”) with Sharing Services Global Corporation, under which the Company provided a loan to SHRG in the amount of $250,000. The maturity date of the Loan Agreement 2 is April 25, 2026. The Loan Agreement 2 bears an 8% interest rate. Additionally, upon execution of the Loan Agreement 2 SHRG incurred a commitment fee representing 5% of the loan principal, $12,500.

On June 27, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 7”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $60,000, Additionally, upon signing CN 7, SHRG owed the Company a commitment fee of 8% of the principal amount $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 7 bears an 8% interest rate and has scheduled maturity on June 26, 2028, three years from the date of the CN 7. At the time of filing, the Company has not converted any of the debt contemplated by CN 7.

On September 17, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 8”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $70,000, Additionally, upon signing CN 8, SHRG owed the Company a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 8 bears an 8% interest rate and has scheduled maturity on September 16, 2028, three years from the date of the CN 8. At the time of filing, the Company has not converted any of the debt contemplated by CN 8.

As of September 30, 2025 and December 31, 2024, a total of $82,900 and $48,000 in commitment fees and $112,620 and $39,323 of interest were recorded under other receivables, net, respectively.

SHRG is a related party of the Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our former Chief Executive Officer, John Thatch, is also the Chief Executive Officer of SHRG.

Revenue from F&B business amounting to approximately $501 and $555 during the three months ended September 30, 2025 and 2024, respectively and $3,100 and $3,904 during the nine months ended September 30, 2025 and 2024, respectively, was related to corporate sales. That revenue was derived from corporate sales to related parties who purchased meals and paid for their staff.

Included in Account Receivable, net at September 30, 2025 and December 31, 2024 is $0 and $1,652, respectively, of amounts due from related parties.

Included in other income during the three months ended September 30, 2025 and 2024 is $0 and $1,646, respectively and $2,072 and $4,902 during the nine months ended September 30, 2025 and 2024, respectively, of rental income was from related parties.

Other Receivables, Net

Other receivables, net, are primarily composed of miscellaneous receivables from related parties, including interest accrued on loans to related parties. The remaining portion mainly represents VAT receivables expected to be refunded by the local government. As of September 30, 2025, and December 31, 2024, the amount of other receivable, net was $551,335 and $342,712, respectively, including the amount due from related parties of $541,640 and $302,102, respectively. The impairment of other receivables, net was $114,976 and $0 as of September 30, 2025, and December 31, 2024, respectively.

Acquisition of L.E.H. Insurance Group, LLC

On November 19, 2024, HWH entered into a definitive agreement to acquire a controlling 60% interest in L.E.H. Insurance Group, LLC (“LEH”). The acquisition closed on February 27, 2025. This acquisition was facilitated through the purchase of shares from Sharing Services Global Corporation. SHRG sold its 60% interest in LEH to HWH, while the remaining 40% stake was retained by the original owner. However, following this transaction, the original owner sold their 40% interest to SHRG. LEH is a licensed insurance agency representing over 600 insurance companies, serving as an independent advisor to businesses and individuals. LEH provides personalized insurance solutions, offering expert guidance to meet the unique coverage needs of each customer. LEH is in the early stages of its development, has no employees on its payroll, and has yet to turn a profit. The Company paid $75,000 for the acquisition and recorded $77,480 of goodwill as result of the acquisition, which was immediately written off.

On September 17, 2025, HWH entered into another definitive agreement to acquire the remaining 40% interest in L.E.H. Insurance Group, LLC. The acquisition closed on August 27, 2025. This acquisition was facilitated through the purchase of shares from Sharing Services Global Corporation. The Company paid $40,000 for the acquisition and recorded $45,003 of goodwill as result of the acquisition, which was immediately written off.

As of September 30, 2025, the Company impaired goodwill of $122,482 to $0, which was generated from net asset value during the acquisition. Total impairment expenses were $122,482.

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

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of September 30, 2025, HTHPL owed the Company a total of $24,721, which is recorded in other receivables in the financial statements. This amount is presented net of the subscription fee of $190 that the Company owed for the 19% shareholding in the JVC.

NOTE 11 - FINANCIAL ASSETS AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2025
Assets
Warrants – SHRG	$-	$152	$-	$152
Convertible loans receivable – SHRG	-	1,170,619	-	1,170,619
Marketable securities - Trading	223,670	-	-	223,670

Total Investment in securities at Fair Value	$223,670	$1,170,771	$-	$1,394,441

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Warrants – SHRG	$-	$13,272	$-	$13,272
Convertible loans receivable – SHRG	-	744,652	-	744,652

Total Investment in securities at Fair Value	$-	$757,924	$-	$757,924

The fair value of the SHRG warrants under level 2 category as of September 30, 2025 and December 31, 2024 were calculated using a binomial option pricing model valued with the following weighted average assumptions:

	September 30, 2025	December 31, 2024
WRNT 1
Stock price	$0.012	$1.000
Exercise price	$1.6800	$1.6800
Risk free interest rate	3.91%	4.34%
Annualized volatility	373.13%	204.14%
Dividend yield	0.00%	0.00%
Year to maturity	3.46	4.21

September 30, 2025
WRNT 2
Stock price	$0.012
Exercise price	$0.8500
Risk free interest rate	3.61%
Annualized volatility	373.13%
Dividend yield	0.00%
Year to maturity	2.50

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

CN#	1	2	3	4
Valuation date	September 30, 2025	September 30, 2025	September 30, 2025	September 30, 2025
Risk-free interest rate	3.612%	3.611%	3.610%	3.609%
Expected life	1.46 year	1.60 year	1.68 year	1.87 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	373.134%	373.134%	373.134%	373.134%
Expected dividend yield	0%	0%	0%	0%

Fair value	$220,788	$231,677	$226,081	$88,382

CN#	5	6	7	8
Valuation date	September 30, 2025	September 30, 2025	September 30, 2025	September 30, 2025
Risk-free interest rate	3.916%	3.614%	3.616%	3.619%
Expected life	0.29 year	2.50 year	2.74 year	2.96 year
Discount rate	8.00%	8.00%	8.00%	8.00%
Expected volatility	373.134%	373.134%	373.134%	373.134%
Expected dividend yield	0%	0%	0%	0%

Fair value	$154,823	$134,263	$53,303	$61,302

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

During the nine months ended September 30, 2025 and 2024, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the nine months ended September 30, 2025 and 2024.

	December 31, 2024	Additions	Unrealized Loss	September 30, 2025
Convertible note receivable, related party	$744,652	$430,000	$(4,033)	$1,170,619
Total	$744,652	$430,000	$(4,033)	$1,170,619

	December 31, 2023	Additions	Unrealized Gain	September 30, 2024
Convertible note receivable, related party	$-	$850,000	$110,410	$739,590
Total	$-	$850,000	$110,410	$739,590

During the nine months ended September 30, 2025 and 2024, the Company revalued the convertible note receivable with SHRG and the balance increased from $744,652 to $1,170,619 and $0 to $739,590, respectively. The total $4,033 revaluated loss amount was booked in unrealized loss on convertible note receivable – related party, and $110,410 revaluated gain amount was booked in unrealized loss on convertible note receivable – related party.

During the nine months ended September 30, 2025, the Company reclassified “Investment in securities at fair value – related party” and some of “Convertible Loan Receivables at Fair Value – Related Party” from current assets to noncurrent assets in the consolidated balance sheet based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

The Company’s investment portfolio includes the following Level 1 securities, measured at fair value using unadjusted quoted market prices in active markets. For U.S. trading stocks, we use MarketWatch stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value.

Realized gain on marketable securities for the three months ended September 30, 2025 was $1,476. Realized gain on marketable securities for the nine months ended September 30, 2025 was $1,895. Unrealized gain on marketable securities was $7,734 in the three months ended September 30, 2025. Unrealized gain on marketable securities was $8,607 in the nine months ended September 30, 2025. These gains were recorded directly to net loss.

NOTE 12 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company of 56,000,000 shares, consists of (a) 55,000,000 shares of common stock (the “Common Stock”), and (b) 1,000,000 shares of preferred stock (the “Preferred Stock”). As of September 30, 2025 and December 31, 2024, there were no shares of preferred stock outstanding.

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

The following table summarizes the warrant activity for the nine months ended September 30, 2025 and 2024.

	Warrants for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-
Granted	250,000	$2.0
Exercised	(250,000)	$(2.0)
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of September 30, 2025	909,874	$57.5	3.28	$-
Warrants Vested and exercisable at September 30, 2025	909,874	$57.5	3.28	$-

	Warrants for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2023	909,875	$57.5	5.03	$-
Warrants Vested and exercisable at December 31, 2023	909,875	$57.5	5.03	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1)	-
Warrants Outstanding as of September 30, 2024	909,874	$57.5	4.28	$-
Warrants Vested and exercisable at September 30, 2024	909,874	$57.5	4.28	$-

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

NOTE 13 —LEASES

The Company has operating leases for its office spaces, one F&B store in South Korea and two F&B stores in Singapore. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.12 years, with a weighted-average discount rate of 3.44%.

The Company has also utilized the following practical expedients:

●	For short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses of $48,367 and $117,806 were included in general and administrative expenses in the statements of operations for the three months ended September 30, 2025 and 2024, respectively. Total lease expenses of $223,046 and $377,945 were included in general and administrative expenses in the statements of operations for the nine months ended September 30, 2025 and 2024, respectively. Total cash paid for operating leases was $51,009 and $134,884 for the three months ended September 30, 2025 and 2024, respectively. Total cash paid for operating leases was $229,188 and $391,884 for the nine months ended September 30, 2025 and 2024, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expenses of $1,858 and $6,881 are included in general and administrative expenses for the three months ended September 30, 2025 and 2024, respectively. Total short-term lease expenses of $12,237 and $17,200 are included in general and administrative expenses for the nine months ended September 30, 2025 and 2024, respectively. Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2025	December 31, 2024

Right-of-use assets	$124,034	$548,757

Lease liabilities - current	$103,545	$340,651
Lease liabilities - non-current	24,084	220,249
Total lease liabilities	$127,629	$560,900

As of September 30, 2025, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ended September 30, 2026	$106,554
12 months ended September 30, 2027	24,426
Total undiscounted lease payments	$130,980
Less: Imputed interest	(3,351)
Present value of lease liabilities	$127,629
Operating lease liabilities - Current	103,545
Operating lease liabilities - Non-current	$24,084

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

NOTE 15 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of September 30, 2025 and December 31, 2024, uninsured cash balances were $2,423,186 and $3,861,339, respectively.

Major Suppliers

For the three and nine months ended September 30, 2025, five suppliers accounted for approximately 68% and 65% of the Company’s total costs of revenue, respectively.

For the three and nine months ended September 30, 2024, five suppliers accounted for approximately 79% and 82% of the Company’s total costs of revenue, respectively.

NOTE 16 — CORRECTION OF AN IMMATERIAL ERRORS IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the period ended June 30, 2025, the Company had immaterial error related to presentation of Non-controlling interests, which have been reclassified along with the filing for the period ended September 30, 2025.

During the period ended June 30, 2025, the Company had immaterial error related to presentation of certain related party balances which have been reclassified along with the filing for the period ended September 30, 2025. There was no impact on the net loss from the reclassification.

The Company has also reclassified the fair value hierarchy for certain investments with related parties for prior filing and would continue to evaluate whether to apply this consistently. There was no impact on the fair value for those investments from those reclassifications.

NOTE 17— SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through October 21, 2025, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

Securities Purchase Agreement with SHRG

On October 6, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $200,000, the indebtedness thereunder being convertible into SHRG common stock at $0.006 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement.

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

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer customers the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing customers about the products and services of HWH, providing us with the chance to significantly increase our customer base as well as increase the amounts spent by our customers on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024. We plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our customer base as we grow the number of Hapi Cafés around the world. Hapi Cafes are positioned to be integral parts of HWH’s business model. In June 2024, the Company’s decision to close the café under Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) was driven by the unsustainable revenue it generated. In August 2025 and September 2025, the Company’s decision to close the café under Ketomei Pte. Ltd.(“KPL”) and Hapi Café Korea Inc. (“HCKI”), respectively, both were driven by the unsustainable revenue they generated. We believe it is more strategic to refocus our efforts and resources on other F&B business ventures that have greater growth potential. On September 10, 2025, Alset F&B Holdings Pte. Ltd., (the “Seller”), a Singapore subsidiary of the Company, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (“Buyer”), pursuant to which the Seller agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. (“Alset F&B One”) to the Buyer in exchange for S$218,941 Singapore Dollars (equal to approximately $170,754 U.S. Dollars). Alset F&B One was incorporated in Singapore on April 10, 2017, and operates a cafe in Singapore. It generated approximately $470,000 in revenue in 2024. Following this sale, the Seller will continue to own 20% of Alset F&B One.

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

Our Revenue Model

Our total revenue for the three months ended September 30, 2025 and 2024 was $206,778 and $345,523, respectively. Our total revenue for the nine months ended September 30, 2025 and 2024 was $812,366 and $966,515, respectively. Our net loss for the three months ended September 30, 2025 and 2024 was $299,618 and $537,143, respectively. Our net loss for the nine months ended September 30, 2025 and 2024 was $710,613 and $2,277,303, respectively.

We currently recognize revenue from food and beverage sales, which accounted for approximately 100% of revenue in the three and nine months ended September 30, 2025 and 2024.

From a geographical perspective, we recognized 3% and 97% of our total revenue in the three months ended on September 30, 2025, in South Korea and Singapore, respectively, and 6% and 94% in the three months ended September 30, 2024, in South Korea and Singapore, respectively. From a geographical perspective, we recognized 9% and 91% of our total revenue in the nine months ended on September 30, 2025, in South Korea and Singapore, respectively, and 5% and 95% in the nine months ended September 30, 2024, in South Korea and Singapore, respectively.

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

If any customer returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product returns for the three and nine months ended September 30, 2025, and 2024 were approximately $0.

Food and Beverage: The revenue received from food and beverage business in the three months ended September 30, 2025 and 2024 was $206,778 and $345,523, respectively. The revenue received from food and beverage business in the nine months ended September 30, 2025 and 2024 was $812,366 and $966,515, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$206,778	$345,523	$812,366	$966,515
Cost of revenue	83,196	185,654	392,300	478,436
Operating expenses	369,978	487,394	1,600,381	2,637,517
Other non-operating expenses / (income)	48,698	209,618	(517,174)	127,865
Provision for income taxes	4,524	-	47,472	-
Net loss	$299,618	$537,143	$710,613	$2,277,303

Revenue

Revenue was $206,778 and $345,523 for the three months ended September 30, 2025 and 2024, respectively. Revenue was $812,366 and $966,515 for the nine months ended September 30, 2025 and 2024, respectively. Word of mouth, social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue decreased in 2025 due to the cessation of operations of cafes located in Singapore and Korea in August and September 2025.

Cost of revenue

Cost of revenue decreased from $185,654 in the three months ended September 30, 2024 to $83,196 in the three months ended September 30, 2025. Cost of revenue decreased from $478,436 in the nine months ended September 30, 2024 to $392,300 in the nine months ended September 30, 2025. The decrease is a result of the cessation of operations of cafes located in Singapore and Korea in August and September 2025.

The gross margin decreased from $159,869 to $123,582 in the three months ended September 30, 2024 and 2025. The gross margin decreased from $488,079 to $420,066 in the nine months ended September 30, 2024 and 2025. The decrease in gross margin is a result of the cessation of operations of cafes located in Singapore and Korea in August and September 2025.

Operating expenses

Operating expenses decreased from $487,394 to $369,978 in the three months ended September 30, 2024 and 2025, respectively, due to general and administrative expenses decrease from $487,394 to $324,976 in the three months ended September 30, 2024 and 2025. Operating expenses decreased from $2,637,517 to $1,600,381 in the nine months ended September 30, 2024 and 2025, due to general and administrative expenses decrease from $2,271,325 to $1,477,899 in the nine months ended September 30, 2024 and 2025. The decrease in general and administrative expenses in 2025 compared to 2024 was primarily due to lower professional fees related to the 10-Q and S-4 filings, and the cafes closed in third quarter of 2025.

Other non-operating income (expense)

Other non-operating expenses decreased from $209,618 to $48,698 in the three months ended September 30, 2024 and 2025, mainly due to a decrease in unrealized loss on convertible note receivable – related party from $374,329 to $71,221 in the three months ended September 30, 2024 and 2025. Other non-operating expenses decreased from $127,865 to other income of $517,174 in the nine months ended September 30, 2024 and 2025, primarily due to a decline in gain on disposal of subsidiaries from $0 to $383,677 in the nine months ended September 30, 2024 and 2025.

Net loss

Net loss decreased from $537,143 to $299,618 in the three months ended September 30, 2024 and 2025. Net loss decreased from $2,277,303 to $710,613 in the nine months ended September 30, 2024 and 2025.

Liquidity and Capital Resources

Our cash has decreased from $4,341,746 as of December 31, 2024 to $2,897,972 as of September 30, 2025. Our liabilities decreased from $3,531,523 at December 31, 2024 to $2,276,968 at September 30, 2025. Our total assets have increased from $6,408,722 as of December 31, 2024 to $5,184,394 as of September 30, 2025.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of September 30, 2025, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on September 30, 2025.

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

The Company has obtained letters of financial support from Alset International Limited and Alset Inc., a direct and indirect owner of the Company, respectively. Alset International Limited and Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements. As of September 30, 2025, AIL was released from this commitment.

Summary of Cash Flows for the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(728,326)	$(1,404,073)
Net cash (used in) / provided by investing activities	$(1,015,281)	$20,451,688
Net cash provided by / (used in) financing activities	$1,203,307	$(19,405,313)

Cash Flows from Operating Activities

Net cash used in operating activities was $728,326 in the nine months ended of September 30, 2025, as compared to net cash used in operating activities of $1,404,073 in the same period of 2024. The decrease of cash used in operating activities in the nine months ended September 30, 2025 was due to gain on disposal of subsidiary of $383,677 generated during disposal of HWH World Inc.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,015,281 in the nine months of September 30, 2025, as compared to net cash provided by investing activities of $20,451,688 in the same period of 2024. In the nine months ended September 30, 2025 we paid $430,000 for convertible note receivable – related party, $280,000 paid for the loans receivable – related party, $54,621 for investment in associate – related party and $207,933 for purchase of marketable securities. In the nine months ended September 30, 2024 we paid $30,103 for purchases of property and equipment, $850,000 for convertible note receivable – related party, $21,102,871 cash was withdrawn from trust account for redemptions and $243,897 cash withdrawn from trust account was available to the Company.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,203,307 in the nine months ended September 30, 2025, compared to net cash used in financing activities of $19,405,313 in the same period of 2024. In the nine months ended September 30, 2025 we received $1,409,983 from issuance of common stock and warrants and repaid $240,750 of note payable. In the nine months ended September 30, 2024 we received $2,104,937 from related party, and redeemed $21,102,871 of class A common stock.

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

Contractual Obligations

As of September 30, 2025, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2025 or the year ended December 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effects of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to South Korea and which were approximately $0.23 million and $0.9 million on September 30, 2025 and December 31, 2024, respectively, are the reason for the fluctuation in foreign currency transaction gains or losses which are included in the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and South Korea will remain at approximately $1 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of September 30, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our Company’s internal control over financial reporting as of September 30, 2025, management determined that the following issues constitute as material weakness:

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

Resignation of Chief Executive Officer

On October 3, 2025, John “JT” Thatch resigned from the position of Chief Executive Officer of HWH International Inc.

Appointment of New Chief Executive Officer

On October 3, 2025, Chan Heng Fai, the Chairman of the Board of Directors of the Company, was appointed as the Chief Executive Officer of the Company.

Appointment of New Member of the Board of Directors

On October 3, 2025, Lim Sheng Hon Danny (Danny Lim), the Company’s Chief Operating Officer, was appointed as a member of the Company’s board of directors.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal interim ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal interim ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description

10.1	Sale and Purchase Agreement with Alset International Limited dated September 10, 2025, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2025.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL INC.

October 21, 2025	By:	/s/ Chan Heng Fai
	Name:	Chan Heng Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

October 21, 2025	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

