Form 10-K
period 2025-12-31
HWH International Inc.
filed 2026-03-26
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-41254

HWH INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Nevada	87-3296100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4800 Montgomery Lane, Suite 210 Bethesda, MD 20814	301-971-3955
(Address of Principal Executive Offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	HWH	The Nasdaq Capital Market

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2025 based upon the closing price of the common stock as reported by the Nasdaq Stock Market LLC on such date, was approximately $2,018,682.

As of March 25, 2026, there were 7,476,400 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HWH International Inc.

Form 10-K

For the Year Ended December 31, 2025

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

PART I

Item 1. Business.

General

The Company was originally incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company consummated the Business Combination on January 9, 2024 and changed its name from “Alset Capital Acquisition Corp.” to “HWH International Inc.” The Company is an early stage and smaller reporting company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On January 6, 2025, the Company announced the closing of its previously disclosed public offering of 632,500 shares of common stock, par value $0.0001 per share (the “Shares”) (following the 1-for-5 reverse stock split; equivalent to 3,162,500 shares pre-split) and 250,000 pre-funded warrants (following the 1-for-5 reverse stock split; equivalent to 1,250,000 warrants pre-split) to purchase shares of common stock (“Pre-Funded Warrants”). The Shares and Pre-Funded Warrants were offered at a public offering price of $2.00 per share and $1.9995 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable immediately upon issuance and have an exercise price of $0.0001 per share. The gross proceeds to the Company from the offering were approximately $1.76 million, before deducting placement agent fees and other offering expenses. Each of the amounts of warrants and shares and the prices thereof in the foregoing paragraph are adjusted for a 1-for-5 reverse stock split of the Company’s stock split effective on February 24, 2025.

On November 14, 2025, the Company completed a merger pursuant to which the Delaware parent merged with and into its wholly owned Nevada subsidiary, with the Nevada entity surviving. As a result, HWH International Inc., a Nevada corporation, succeeded to all assets and liabilities of the former parent and became the publicly traded registrant. The transaction constituted a change in legal domicile only, with each outstanding share converting on a one-for-one basis, and had no impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company is the successor issuer under Rule 12g-3 of the Securities Exchange Act of 1934.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.). We are expanding the product range into robotics for consumer and commercial markets. As of December 31, 2025, this project was not launched yet.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer customers the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing customers about the products and services of HWH, providing us with the chance to significantly increase our customer base as well as increase the amounts spent by our customers on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024. We plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our customer base as we grow the number of Hapi Cafés around the world. Hapi Cafes are positioned to be integral parts of HWH’s business model. In June 2024, the Company’s decision to close the café under Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) was driven by the unsustainable revenue it generated. In August 2025 and September 2025, the Company’s decision to close the café under Ketomei Pte. Ltd. (“KPL”) and Hapi Café Korea Inc. (“HCKI”), respectively, both were driven by the unsustainable revenue they generated. We believe it is more strategic to refocus our efforts and resources on other F&B business ventures that have greater growth potential. On September 10, 2025, Alset F&B Holdings Pte. Ltd., (the “Seller”), a Singapore subsidiary of the Company, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (the “Buyer”), pursuant to which the Seller agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. (“Alset F&B One”) to the Buyer in exchange for S$218,941 Singapore Dollars (equal to approximately $170,754 U.S. Dollars). Alset F&B One was incorporated in Singapore on April 10, 2017, and operates a cafe in Singapore. It generated approximately $470,000 in revenue in 2024. Following this sale, the Seller continues to own 20% of Alset F&B One as of December 31, 2025.

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

On October 31, 2024, we announced that the Company scheduled the launch of Hapi Wealth, a program dedicated to providing comprehensive education in equity investment and wealth-building strategies. We are targeting a rollout in selected regions later in 2026.

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

Market Opportunity

Following the COVID-19 pandemic, we believe people are looking for in-person communities. By offering a social and business centric atmosphere at our Hapi Cafés, we plan to leverage this deeply-rooted desire to educate them about the products and services of our affiliates and how those products and services can help them in their own individual pursuits of health, wealth and happiness.

Growth Strategy

Our strategy is to continuously grow our F&B business. We will look to accomplish this by providing a comfortable in person setting of a Hapi Café for our customers in many more locations. We also plan to continually expand our product offerings and the services our affiliate companies can provide in the belief that this can serve to grow our membership base and have our members increasingly opt to avail themselves of membership options that offer them larger discounts and other benefits on the products and services of our affiliates.

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

On March 10, 2025, the Company received written notice (the “Compliance Notice”) from Nasdaq informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00 per share. Nasdaq notified the Company in the Compliance Notice that, from February 24, 2025 to March 7, 2025, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed. The Company remains listed on the Nasdaq Capital Market.

As of December 31, 2025 and 2024, the total outstanding common shares of the Company were 7,476,400 and 5,593,920, respectively

Credit Facility

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provides a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on December 31, 2025.

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

Debt Conversion Agreements

On September 24, 2024, HWH International Inc. entered into two debt conversion agreements with creditors (each an “Agreement,” or collectively, the “Agreements”): (i) Alset International Limited (a fellow subsidiary of the common parent company, Alset Inc.); and (ii) Alset Inc. (which is Alset International Limited’s majority stockholder). Each Agreement converts debt owed by the Company to the respective creditor into shares of the Company’s common stock. The Agreements are substantially the same with the exception of the amount of debt to be converted under each.

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

Stock Purchase Agreements

On November 25, 2024, the Company entered into a stock purchase agreement with Alset Inc. (“AEI”), pursuant to which Alset Inc. agreed to purchase 4,411,764 shares of the Company’s common stock for a purchase price of $0.68 per share. AEI is the majority shareholder of the Company, and immediately prior to the effectiveness of the stock purchase agreement, AEI directly and through its subsidiaries owned 86.6% of the issued and outstanding shares of HWH common stock (which was subsequently reduced to 67.74% at December 31, 2025)..

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

The Company has incurred continuing losses from its operations and has a working capital deficit of $1,692,996 as of December 31, 2025. There are no assurances the Company will be able to raise capital on acceptable terms or that cash flows generated from its operations will be sufficient to meet its current operating costs. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its business, which could harm its financial condition and operating results.

These conditions raise substantial doubt about the Company’s ability to continue ongoing operations. However, the Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations, and financing availability from related parties are sufficient to fund our operations for at least the next 12 months.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of December 31, 2024, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as of December 31, 2025.

The Company has obtained a letter of financial support from Alset Inc., the Company’s corporate parent. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of the consolidated financial statements included in this filing.

Our Organizational Chart:

HWH International Inc.
(NV)
Nasdaq listed
20%
Alset Robot Inc.
(NV)
100%
L.E.H. Insurance Group, LLC
(TX)
100%
Health Wealth Happiness Pte. Ltd.
(SG)
40%
Hapi Robot Inc.
(NV)
100%
Hapi Wealth Builder Limited
(HK)
100%
Hapi Cafe Inc.
(TX)
100%
Hapi iRobot Pte. Ltd.
(SG)
100%
Hapi Cafe Korea Inc.
(KR)
100%
Hapi Cafe SG Pte. Ltd.
(SG)
100%
Alset F&B Holdings Pte. Ltd.
(SG)
55.7%
Ketomei Pte. Ltd.
(SG)
20%
Alset F&B One Pte. Ltd.
(SG)

Employees

As of December 31, 2025 the Company had 4 employees. Our largest stockholder, Alset Inc., has provided staff without charge to our Company at no incremental effort or cost to Alset’s own operations. We intend to outsource many functions of our business in the immediate future.

Intellectual Property

We anticipate filing additional trademark applications as we expand into new areas of business.

Corporate Information

Our mailing address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. We were incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. We reincorporated in Nevada on November 14, 2025. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “HWH”. As of December 31, 2025, we had approximately 7,476,400 shares of common stock issued and outstanding.

Prior to our initial listing on the Nasdaq Global Market there was no public trading market for our securities. We subsequently moved to the Nasdaq Capital Market.

Holders

As of December 31, 2025, the Company had six stockholders of record. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose shares of the Company’s common stock are held of record by banks, brokers and other financial institutions.

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

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement (the “Satisfaction Agreement”) in connection with the Underwriting Agreement, dated January 31, 2022 (the “Underwriting Agreement”), with D. Boral Capital, LLC (“D. Boral Capital”) (formerly known as EF Hutton, LLC), in which, pursuant to that certain Underwriting Agreement, the Company was due to pay $3,018,750 to D. Boral Capital as deferred underwriting commission (the “Deferred Underwriting Commission”) upon the closing of the Business Combination. In lieu of the Company tendering the full amount of Deferred Underwriting Commission, the Company and D. Boral Capital entered into the Satisfaction Agreement, pursuant to which D. Boral Capital accepted a combination of $325,000 in cash (the “Cash Payment”) paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock (the “Shares”) and a $1,184,375 promissory note (the “Promissory Note”) as full satisfaction of the Deferred Underwriting Commission. Satisfaction and discharge of the Deferred Underwriting Commission depended on the Company’s delivery of the Cash Payment, the Shares and the Promissory Note under the terms of the Satisfaction Agreement. Additionally, the Company has granted D. Boral Capital an irrevocable right of first refusal (the “ROFR”) to act as the sole investment banker, sole book-runner, and/or sole placement agent, at D. Boral Capital’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financing for a period commencing on the date of the satisfaction and ending twenty-four months after the closing of the business combination.

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

D. Boral Capital, LLC (“D. Boral Capital”) was acting as the exclusive placement agent for the offering. Pursuant to the Placement Agency Agreement, the Company has agreed to pay D. Boral Capital a cash fee equal to 7.5% of the gross proceeds from the offering, a non-accountable expense allowance equal to 1.0% of the gross proceeds, and reimbursement for legal and out-of-pocket expenses up to $75,000.

On October 20, 2025, the Company entered into an agreement and plan of merger (“Merger Agreement”) with HWH International Inc., a Nevada corporation and a wholly owned subsidiary of the Company (the “New HWH”). The Company has determined it advisable and in the best interests of such corporation and its stockholders that the Company merge with and into the New HWH, with the New HWH being the surviving corporation (the “Merger”), upon the terms and subject to the conditions set forth in the Merger Agreement. The Merger was completed on November 14, 2025. After the Merger, the total number of shares of capital stock which the New HWH has the authority to issue is five hundred million (500,000,000), of which (i) four hundred and fifty million (450,000,000) shares are designated as common stock, par value of $0.0001 per share, which shares shall not be subject to any preemptive rights, and (ii) fifty million (50,000,000) shares of preferred stock, par value of $0.0001 per share.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2025 and 2024.

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

On January 6, 2025, the Company announced the closing of its previously disclosed public offering of 632,500 shares of common stock, par value $0.0001 per share (the “Shares”) (following the 1-for-5 reverse stock split; equivalent to 3,162,500 shares pre-split) and 250,000 pre-funded warrants (following the 1-for-5 reverse stock split; equivalent to 1,250,000 warrants pre-split) to purchase shares of common stock (“Pre-Funded Warrants”). The Shares and Pre-Funded Warrants were offered at a public offering price of $2.00 per share and $1.9995 per Pre-Funded Warrant. The Pre-Funded Warrants were exercisable immediately upon issuance and have an exercise price of $0.0001 per share. The gross proceeds to the Company from the offering were approximately $1.76 million, before deducting placement agent fees and other offering expenses. Each of the amounts of warrants and shares and the prices thereof in the foregoing paragraph are adjusted for a 1-for-5 reverse stock split of the Company’s stock split effective on February 24, 2025.

On November 14, 2025, the Company completed a merger pursuant to which the Delaware parent merged with and into its wholly owned Nevada subsidiary, with the Nevada entity surviving. As a result, HWH International Inc., a Nevada corporation, succeeded to all assets and liabilities of the former parent and became the publicly traded registrant. The transaction constituted a change in legal domicile only, with each outstanding share converting on a one-for-one basis, and had no impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company is the successor issuer under Rule 12g-3 of the Securities Exchange Act of 1934.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) We are expanding the product range into robotics for consumer and commercial markets. As of December 31, 2025, this project was not launched yet.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer customers the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing customers about the products and services of HWH, providing us with the chance to significantly increase our customer base as well as increase the amounts spent by our customers on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, and one more opened in Seoul, the Republic of Korea in May 2024. We plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our customer base as we grow the number of Hapi Cafés around the world. Hapi Cafes are positioned to be integral parts of HWH’s business model. In June 2024, the Company’s decision to close the café under Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) was driven by the unsustainable revenue it generated. In August 2025 and September 2025, the Company’s decision to close the café under Ketomei Pte. Ltd. (“KPL”) and Hapi Café Korea Inc. (“HCKI”), respectively, both were driven by the unsustainable revenue they generated. We believe it is more strategic to refocus our efforts and resources on other F&B business ventures that have greater growth potential. On September 10, 2025, Alset F&B Holdings Pte. Ltd., (the “Seller”), a Singapore subsidiary of the Company, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (the “Buyer”), pursuant to which the Seller agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. (“Alset F&B One”) to the Buyer in exchange for S$218,941 Singapore Dollars (equal to approximately $170,754 U.S. Dollars). Alset F&B One was incorporated in Singapore on April 10, 2017, and operates a cafe in Singapore. It generated approximately $470,000 in revenue in 2024. Following this sale, the Seller continues to own 20% of Alset F&B One as of December 31, 2025.

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

On October 31, 2024, we announced that the Company scheduled the launch of Hapi Wealth, a program dedicated to providing comprehensive education in equity investment and wealth-building strategies. We are targeting a rollout in selected regions later in 2026 as well.

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

Our Revenue Model

Our total revenue for the years ended December 31, 2025 and 2024 was $866,926 and $1,253,577, respectively. Our net loss for the years ended December 31, 2025 and 2024 was $2,657,929 and $2,765,767, respectively.

We currently recognize revenue from food and beverage sales, which accounted for approximately 100% of revenue in the years ended December 31, 2025 and 2024.

From a geographical perspective, we recognized 8% and 92% of our total revenue in the year ended on December 31, 2025, in South Korea and Singapore, respectively, and 6% and 94% of our total revenue in the year ended on December 31, 2024, in South Korea and Singapore, respectively.

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

Summary of Critical Accounting Policies

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

Revenue Recognition and Cost of Revenue

Product Sales: The Company’s performance obligation is to transfer ownership of its products to its customers. The Company generally recognizes revenue when a product is delivered to the customer. Revenue is recorded net of applicable taxes, allowances, refund or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any customer returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product returns for the years ended December 31, 2025, and 2024 were approximately $0.

Food and Beverage: The revenue received from food and beverage business in the years ended December 31, 2025, and 2024 was $866,926 and $1,253,577, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Revenue	$866,926	$1,253,577
Cost of revenue	407,199	651,721
Operating expenses	3,648,405	3,186,287
Other (income) / expenses	(578,221)	181,336
Provision for income taxes	47,472	-
Net loss	$2,657,929	$2,765,767

Revenue

Revenue was $866,926 and $1,253,577 for the years ended December 31, 2025 and 2024, respectively. Word of mouth, social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue decreased in 2025 due to the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Cost of revenue

Cost of revenue decreased from $651,721 in the year ended December 31, 2024 to $407,199 in the year ended December 31, 2025. The decrease is a result of the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

The gross margin decreased from $601,856 in the year ended December 31, 2024 to $459,727 in the year ended December 31, 2025. The decrease in gross margin is a result of the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Operating expenses

Operating expenses increased from $3,186,287 in the year ended December 31, 2024 to $3,648,405 in the year ended December 31, 2025, due to the increase in general and administrative expenses from $2,805,890 in the year ended December 31, 2024 to $3,531,757 in the year ended December 31, 2025. The increase in general and administrative expenses in 2025 compared to 2024 was primarily due to the cost of a bonus of one million shares of our common stock issued in 2025.

Other non-operating (income) expense

Other non-operating expenses was $181,336 in the year ended December 31, 2024 and non-operating income was $578,221 in the year ended December 31, 2025. The increase in non-operating income is mainly due to a decrease in unrealized loss on convertible note receivable and warrants – related party from $379,887 to $146,550 in the years ended December 31, 2024 and 2025, and $383,667 gain on disposal of subsidiaries in the years ended December 31, 2025.

Net loss

Net loss decreased from $2,765,767 to $2,657,929 in the years ended December 31, 2024 and 2025, respectively.

Liquidity and Capital Resources

Our cash has decreased from $4,341,746 as of December 31, 2024 to $2,085,918 as of December 31, 2025. Our liabilities decreased from $3,531,523 at December 31, 2024 to $1,883,133 at December 31, 2025. Our total assets have decreased from $6,408,722 as of December 31, 2024 to $4,567,858 as of December 31, 2025.

In the year ended December 31, 2025, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of December 31, 2025, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on December 31, 2025.

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

The Company has obtained letters of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Summary of Cash Flows for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(1,750,290)	$(1,819,262)
Net cash (used in) / provided by investing activities	$(1,188,686)	$20,452,029
Net cash provided by / (used in) financing activities	$934,714	$(15,597,681)

Cash Flows from Operating Activities

Net cash used in operating activities was $1,750,290 in the year ended of December 31, 2025, as compared to net cash used in operating activities of $1,819,262 in the same period of 2024. The decrease of cash used in operating activities in the year ended December 31, 2025 was due to gain on disposal of subsidiary of $383,667 generated during disposal of HWH World Inc, and $292,890 in foreign exchange transaction gain.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,188,686 in the year of December 31, 2025, as compared to net cash provided by investing activities of $20,452,029 in the same period of 2024. In the year ended December 31, 2025 we paid $780,000 for convertible note receivable – related party, $280,000 paid for the loans to related party, and $85,872 for purchase of marketable securities. In the year ended December 31, 2024 we paid $30,394 for purchases of property and equipment, $850,000 for convertible note receivable – related party, $14,345 for investment in joint venture, $21,102,871 cash was withdrawn from Trust Account for redemptions and $243,897 cash withdrawn from Trust Account was available to the Company.

Cash Flows from Financing Activities

Net cash provided by financing activities was $934,714 in the year ended December 31, 2025, compared to net cash used in financing activities of $15,597,681 in the same period of 2024. In the year ended December 31, 2025 we received $1,409,983 from issuance of common stock and warrants and repaid $477,643 of note payable. In the year ended December 31, 2024 we received $2,330,252 from a related party, and repaid $21,102,872 of class A common stock.

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

On March 10, 2025, the Company received written notice (the “Compliance Notice”) from Nasdaq informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Capital Market maintain a minimum bid price of $1.00 per share. Nasdaq notified the Company in the Compliance Notice that, from February 24, 2025 to March 7, 2025, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed. The Company remains listed on the Nasdaq Capital Market.

Contractual Obligations

As of December 31, 2025, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Underwriting Agreement

On February 3, 2022, the Company paid a cash underwriting discount of $0.20 per Unit, or $1,725,000.

In addition, the underwriters, D. Boral Capital, LLC (“D. Boral Capital”) (formerly known as EF Hutton, LLC), were entitled to a deferred fee of $0.35 per Unit, or $3,018,750 in the aggregate, however, on December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with the Underwriting Agreement, under which in lieu of the Company tendering the full amount, the underwriters accepted a combination of $325,000 in cash paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. Additionally, the Company has granted D. Boral Capital an irrevocable right of first refusal (the “ROFR”) to act as the sole investment banker, sole book-runner, and/or sole placement agent, at D. Boral Capital’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financing for a period commencing on the date of the satisfaction and ending twenty-four (24) months after the closing of the Business Combination.

Merger Agreement

As previously disclosed, on August 1, 2023, the Company held the Special Meeting, at which the Company’s stockholders considered and adopted, among other matters, a proposal to approve the Business Combination.

On September 9, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, HWH International Inc., a Nevada corporation (the “HWH Nevada” or “Target”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of the Company (the “Merger Sub”). Pursuant to the Merger Agreement, the Business Combination between the Company and the Target was effected through the merger of the Merger Sub with and into HWH Nevada, with the Target surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”) on January 9, 2024, the Company changed its name to “HWH International Inc.”

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2025 or December 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effects of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to South Korea and which were approximately $0.7 million and $0.9 million on December 31, 2025 and December 31, 2024, respectively, are the reason for the fluctuation in foreign currency transaction gains or losses which are included in the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and South Korea will remain at approximately $1 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2026, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these exemptions until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2025, management determined that the following issues constitute as material weakness:

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

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HWH International Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of HWH International Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statement of operations and other comprehensive loss, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 7, 8 and 9 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2025

Houston, Texas

March 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HWH International Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of HWH International Inc. and Subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity(deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 7, 8, 9, 10, and 17 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

GRASSI & CO., CPAs, P.C.

We served as the Company’s auditor from 2022 to 2025.

Glastonbury, Connecticut

March 31, 2025, except for Note 17, as to which the date is February 5, 2026

HWH INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS

Current Assets
Cash	$2,085,918	$4,341,746
Account receivable, net	3,324	17,546
Inventory	1,057	1,574
Other receivables, net	614,577	342,712
Deposit - current	21,205	-
Convertible loans receivable - related party, at fair value	160,941	744,652
Investment security – related party	-	13,272
Marketable securities	84,466	-
Prepaid expenses	549	13,495
Total Current Assets	$2,972,037	$5,474,997

Non-Current Assets
Property and equipment, net	$19,153	$33,588
Deposit – non-current	104,209	351,240
Investment in associate - related party	60,708	-
Investment at cost	1,531	140
Convertible loans receivable - related party, at fair value	1,317,478	-
Other non-current asset	87	-
Operating lease right-of-use assets, net	92,655	548,757
Total Non-Current Assets	$1,595,821	$933,725

TOTAL ASSETS	$4,567,858	$6,408,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$305,028	$483,430
Accrued commissions	-	73,022
Due to related parties, net	613,140	1,191,960
Operating lease liabilities - current	84,122	340,651
Brokerage margin loans	17,461	-
Notes payable - current	259,290	1,222,211
Total Current Liabilities	$1,279,041	$3,311,274

Non-Current Liabilities
Operating lease liabilities - non-current	$11,785	$220,249
Accrued Interest for promissory note – non-current	118,557	-
Notes payable - non-current	473,750	-
Total Non-Current Liabilities	$604,092	$220,249

Commitments and Contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized**; none issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized**; 7,476,400 and 5,593,920 issued and outstanding as of December 31, 2025 and 2024, respectively*	747	559

Additional paid in capital	12,470,373	9,339,413
Accumulated other comprehensive loss	(904,609)	(257,598)
Accumulated deficit	(8,947,630)	(6,317,010)
Total HWH International Inc. Stockholders’ equity	$2,618,881	$2,765,364
Non-controlling interests	65,844	111,835
Total Stockholders’ Equity	2,684,725	2,877,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,567,858	$6,408,722

*	The common stock share amounts were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025
**

The authorized common stock and preferred stock were increased on November 14, 2025 Authorized common stock increased from 50,000,000 shares to 450,000,000 shares / Authorized preferred stock increased from 1,000,000 shares to 50,000,000 shares

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Year Ended December 31, 2025	Year Ended December 31, 2024

Food & Beverage Revenue	$866,926	$1,253,577

Cost of revenue	$(407,199)	$(651,721)

Gross profit	$459,727	$601,856

Operating expenses:
General and administrative expenses	$(3,531,757)	$(2,805,890)
Impairment of convertible note receivable – related party, and equity method investment - related party	-	(42,328)
Impairment loss on goodwill	(116,648)	(323,864)
Impairment of investment in Joint Venture	-	(14,205)
Total Operating expenses	$(3,648,405)	$(3,186,287)

Other non-operating income (expense)
Other income	$121,477	$345,997
Interest expense	(52,242)	(72,076)
Foreign exchange transaction gain (loss)	292,890	(55,221)
Loss on disposal of marketable securities	(4,424)	-
Unrealized loss on marketable securities	(737)	-
Gain on disposal of subsidiaries	383,667	-
Loss from deconsolidation of subsidiaries	(21,611)	-
Gain on equity method investment - related party	5,751	-
Loss on equity method investment - related party	-	(20,149)
Unrealized loss on convertible note receivable and warrants – related party	(146,550)	(379,887)
Total Other non-operating income (expense)	$578,221	$(181,336)

Loss before provision for income taxes	(2,610,457)	(2,765,767)

Income taxes	(47,472)	-

Net loss	$(2,657,929)	$(2,765,767)

Less: Net loss attributable to non-controlling Interests	(27,309)	(15,773)

Net loss attributable to common stockholders	$(2,630,620)	$(2,749,994)

Net Loss	(2,657,929)	(2,765,767)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(647,372)	$(60,635)
Total comprehensive loss, net of tax:	$(3,305,301)	$(2,826,402)

Less Comprehensive loss attributable to non-controlling interests	(27,670)	(15,861)
Total Comprehensive loss attributable to common stockholders	$(3,277,631)	$(2,810,541)

	Year Ended December 31, 2025	Year Ended December 31, 2024
	Common stock	Common stock
Loss per common share
Basic	$(0.40)	$(0.76)
Diluted	$(0.40)	$(0.76)

Weighted average number of common shares outstanding*
Basic	6,560,204	3,606,621
Diluted	6,560,204	3,606,621

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Class A Common stock		Class B Common stock		Common Stock					Total HWH
	Shares	Par Value $0.0001	Shares	Par Value $0.0001	Shares*	Par Value $0.0001	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	International Inc. Stockholders’ (Deficit) Equity		Non- controlling interests	Total Stockholders’ (Deficit) Equity
Balances at December 31, 2023	94,750	$9	431,250	$43	2,000	$-	$155,984	$(197,051)	$(3,567,016)	$(3,608,031)		$8,666	$(3,599,365)

Issuance of Common Stock to D. Boral for Deferred Underwriting Compensation	-	-	-	-	29,889	$3	$1,509,387	-	-	$1,509,390		-	$1,509,390
Issuance of Common Stock during Merger	-	-	-	-	2,686,772	$269	$(294)	-	-	$(25)		-	$(25)
Issuance of Common Stock to AI	-	-	-	-	1,142,352	$114	$3,584,886	-	-	$3,585,000		-	$3,585,000
Convert Common Stock Class A and B to Common Stock	(94,750)	$(9)	(431,250)	$(43)	526,000	$52	-	-	-	-		-	-
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$287,812	-	-	$287,812	$		$287,812
Change in Non-Controlling Interest Ketomei	-	-	-	-	-	-	-	-	-	-		$119,030	$119,030
AI and AIL Debt conversion to shares	-	-	-	-	1,206,907	121	$3,801,638	-	-	$3,801,759		-	$3,801,759
Net loss	-	-	-	-	-	-	-	-	$(2,749,994)	$(2,749,994)		$(15,773)	$(2,765,767)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(60,547)	-	$(60,547)		$(88)	$(60,635)

Balances at December 31, 2024	-	-	-	-	5,593,920	$559	$9,339,413	$(257,598)	$(6,317,010)	$2,765,364		$111,835	$2,877,199

Issuance of Common Stock	-	-	-	-	632,480	$63	$1,409,795	-	-	$1,409,858		-	$1,409,858
Issuance of Common Stock for incentive plan 2025	-	-	-	-	1,000,000	$100	$1,579,900	-	-	$1,580,000			$1,580,000
Warrants exercised to Common Stock	-	-	-	-	250,000	$25	$100)	-	-	$125		-	$125
Revaluation for SHRG note receivable and warrants	-	-	-	-	-	-	$87,131	-	-	$87,131		-	$87,131
Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	-	-	-	-		$(1,715)	$(1,715)
Elimination of NCI’s share of deficit due to purchase of remaining shares of LEH	-	-	-	-	-	-	-	-	-	-		$6,151	$6,151
Deconsolidation of Alset F&B One Pte. Ltd	-	-	-	-	-	-	$54,024	-	-	$54,024		$(23,349)	$30,675
Reclassification of NCI	-	-	-	-	-	-	-	-	-	-		$592	$592
Reincorporation merger	-	-	-	-	-	-	$10	-	-	$10		-	$10
Net loss	-	-	-	-	-	-	-	-	$(2,630,620)	$(2,630,620)		$(27,309)	$(2,657,929)
Foreign currency translation adjustment	-	-	-	-	-	-	-	$(647,011)	-	$(647,011)		$(361)	$(647,372)

Balances at December 31, 2025	-	-	-	-	7,476,400	$747	$12,470,373	$(904,609)	$(8,947,630)	$2,618,881		$65,844	$2,684,725

*	The common stock share amounts were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash flows from operating activities:
Net loss	$(2,657,929)	$(2,765,767)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange transaction (gain) loss	(292,890)	55,221
Loss on equity method investment - related party	-	20,149
Gain on disposal of subsidiaries	(383,667)	-
Loss on disposal of subsidiaries	21,611	-
Depreciation expense	19,646	48,172
Non-cash lease expense	253,781	490,122
Impairment of convertible note receivable – related party, and equity method investment - related party	-	42,328
Share of result of an associate	(5,751)	-
Impairment loss on goodwill	116,648	323,864
Impairment of investment in Joint Venture	-	14,205
Unrealized loss on convertible note receivable and warrants – related party	146,550	379,887
Fair value loss on marketable securities	737	-
Loss on disposal of marketable securities	4,424	-
Loss on disposal of equipment	-	5,878
Impairment loss on equipment	17,686	69,293
Bad debt written off	158,036	11,177
Executive performance share expense	1,580,000	-

Changes in operating assets and liabilities:
Account receivables	14,080	5,384
Receivable from related party	(445,470)	-
Other receivables	(129,861)	(299,525)
Prepaid expenses	12,862	90,398
Deposit	218,604	(71,147)
Inventory	412	336
Accounts payable and accrued expenses	(141,809)	228,644
Accrued commissions	-	(1,904)
Operating lease liabilities	(257,990)	(465,977)
Net cash used in operating activities	$(1,750,290)	$(1,819,262)

Cash flows from investing activities:
Purchases of property and equipment	$(19,464)	$(30,394)
Convertible loans receivable - related party	(780,000)	(850,000)
Investment at cost	-	(14,345)
Purchase of marketable securities	(85,872)	-
Cash withdrawn from trust account for redemptions	-	21,102,871
Cash withdrawn from trust account available to the Company	-	243,897
Deconsolidation of Alset F&B One Pte. Ltd.	(23,350)	-
Loans to related party	(280,000)	-
Net cash (used in) / provided by investing activities	$(1,188,686)	$20,452,029

Cash flows from financing activities:
Repayment of loans and borrowing	$(13,709)	$(85,061)
Repayment of deferred underwriting compensation	-	(325,000)
Advances from related parties	-	2,330,252
Proceed from brokerage margin and loans	16,083	-
Proceed from issuance of Common Stock and Warrants	1,409,983	3,585,000
Repayment of Class A Common Stock	-	(21,102,872)
Repayment of note payable	(477,643)	-
Net cash provided by / (used in) financing activities	$934,714	$(15,597,681)

Net (decrease) increase in cash	$(2,004,262)	$3,035,086
Effects of foreign exchange rate on cash	(251,566)	147,459
Cash at beginning of year	4,341,746	1,159,201
Cash at end of year	$2,085,918	$4,341,746

Supplemental Cash Flow Information
Cash Paid for Interest	$4,655	$616
Cash Paid for Taxes	$47,472	$-

Supplemental disclosure of non-cash investing and financing activities
Issuance of HWH Common Stock to D. Boral Capital (f.k.a. EF Hutton) for Deferred Underwriting Compensation	$-	$1,509,375
Issuance of Common Stock for incentive plan 2025	$1,580,000	$-
Settlement of deferred underwriting compensation payable with promissory note	$-	$1,184,375
Debt to equity conversion	$-	$3,801,759
Valuation gain from notes receivable and warrants - SHRG	$87,131	$287,812
Initial recognition of operating lease right-of-use asset and liability	$-	$519,353

The accompanying notes are an integral part of these consolidated financial statements.

HWH INTERNATIONAL INC.

Notes to the CONSOLIDATED financial statements

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

HWH International Inc. was originally incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company consummated the Business Combination on January 9, 2024 and changed its name from “Alset Capital Acquisition Corp.” to “HWH International Inc.” The Company is an early stage and smaller reporting company and, as such, the Company is subject to all of the risks associated with early stage and smaller reporting companies.

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

On January 6, 2025, the Company announced the closing of its previously disclosed public offering of 632,500 shares of common stock, par value $0.0001 per share (the “Shares”) (following the 1-for-5 reverse stock split; equivalent to 3,162,500 shares pre-split) and 250,000 pre-funded warrants (following the 1-for-5 reverse stock split; equivalent to 1,250,000 warrants pre-split) to purchase shares of common stock (“Pre-Funded Warrants”). The Shares and Pre-Funded Warrants were offered at a public offering price of $2.00 per share and $1.9995 per Pre-Funded Warrant. The Pre-Funded Warrants are exercisable immediately upon issuance and have an exercise price of $0.0001 per share. The gross proceeds to the Company from the offering were approximately $1.76 million, before deducting placement agent fees and other offering expenses. Each of the amounts of warrants and shares and the prices thereof in the foregoing paragraph are adjusted for a 1-for-5 reverse stock split of the Company’s stock split effective on February 24, 2025.

D. Boral Capital, LLC (“D. Boral Capital”) acted as the exclusive placement agent for the offering. Pursuant to the Placement Agency Agreement, the Company paid D. Boral Capital a cash fee equal to 7.5% of the gross proceeds from the offering, a non-accountable expense allowance equal to 1.0% of the gross proceeds, and reimbursement for legal and out-of-pocket expenses up to $75,000.

On November 14, 2025, the Company completed a merger pursuant to which the Delaware parent merged with and into its wholly owned Nevada subsidiary, with the Nevada entity surviving. As a result, HWH International Inc., a Nevada corporation, succeeded to all assets and liabilities of the former parent and became the publicly traded registrant. The transaction constituted a change in legal domicile only, with each outstanding share converting on a one-for-one basis, and had no impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company is the successor issuer under Rule 12g-3 of the Securities Exchange Act of 1934.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.). We are expanding the product range into robotics for consumer and commercial markets. As of December 31, 2025, this project was not launched yet.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer customers the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing customers about the products and services of HWH, providing us with the chance to significantly increase our customer base as well as increase the amounts spent by our customers on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, one more opened in Seoul, the Republic of Korea in May 2024. We plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our customer base as we grow the number of Hapi Cafés around the world. Hapi Cafes are positioned to be integral parts of HWH’s business model. In June 2024, the Company’s decision to close the café under Alset F&B (PLQ) Pte. Ltd. (“F&BPLQ”) was driven by the unsustainable revenue it generated. In August 2025 and September 2025, the Company’s decision to close the café under Ketomei Pte. Ltd. (“KPL” or “Ketomei”) and Hapi Café Korea Inc. (“HCKI”), respectively, both were driven by the unsustainable revenue they generated. We believe it is more strategic to refocus our efforts and resources on other F&B business ventures that have greater growth potential. On September 10, 2025, Alset F&B Holdings Pte. Ltd., (the “Seller”), a Singapore subsidiary of the Company, entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (the “Buyer”), pursuant to which the Seller agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. (“Alset F&B One”) to the Buyer in exchange for S$218,941 Singapore Dollars (equal to approximately $170,754 U.S. Dollars). Alset F&B One was incorporated in Singapore on April 10, 2017, and operates a cafe in Singapore. It generated approximately $470,000 in revenue in 2024. Following this sale, the Seller continues to own 20% of Alset F&B One as of December 31, 2025.

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

On October 31, 2024, we announced that the Company scheduled the launch of Hapi Wealth, a program dedicated to providing comprehensive education in equity investment and wealth-building strategies. We are targeting a rollout in selected regions later in 2026.

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

Principles of Consolidation

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

The following chart describes the Company’s ownership of various subsidiaries:

 The Company mainly focuses on the F&B business. During the years ended December 31, 2025 and 2024, substantially all of the Company’s business was generated by F&B business. F&B business was generated by the following subsidiaries at December 31, 2025 and 2024, respectively: 39% and 37% from Alset F&B One Pte. Ltd, 8% and 6% from Hapi Café Korea Inc., 28% and 20% from Hapi Café SG Pte. Ltd. (“HCSGPL”), 0% and 7% from Alset F&B (PLQ) Pte. Ltd. and 25% and 30% from Ketomei Pte. Ltd. Alset F&B One was incorporated in Singapore on April 10, 2017, HCSGPL was incorporated in Singapore on April 4, 2022, F&BPLQ was incorporated in Singapore on November 11, 2022 and KPL was incorporated in Singapore on September 17, 2019. Alset F&B One, HCSGPL, F&BPLQ and KPL are in the F&B business in Singapore. In the second quarter of 2024 the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,878 of fixed assets, which was included in general and administrative expenses, and recorded a gain on termination of lease of $248 during 2024. On August 05, 2025, the Company ceased operation of its subsidiary Ketomei Pte. Ltd. Due to the closure of this subsidiary the Company refunded $20,562 for customer deferred orders. On September 13, 2025, the Company ceased operations of its subsidiary Hapi Café Korea Inc.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $2,085,918 and $4,341,746 as of December 31, 2025 and 2024, respectively. The Company had no cash equivalents as of December 31, 2025 and 2024.

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

 The Company has a portfolio of trading level 1 marketable securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

Investment Securities at Cost

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or similar investments of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the consolidated statements of comprehensive income equals to the amount by which the carrying value exceeds the fair value of the investment.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2025 and 2024, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

Property and Equipment

Property and equipment are recorded at cost, less depreciation. Repairs and maintenance are expensed as incurred. Expenditures incurred as a consequence of acquiring or using the asset, or that increase the value or productive capacity of assets are capitalized. When property and equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in statement of operations. Depreciation is computed by the reducing balance method (after considering their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

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

Deposit

Deposits represent rental deposit paid for the office and the cafes which are refundable at the end of the rental period. A deposit would be considered as current if it is related to the rental which would expire within the next twelve months, while a deposit would be considered as non-current if it is related to the rental which would continue longer than the next twelve months. As of December 31, 2025, $21,205 in deposits were current and would be refundable within the next twelve months, $104,209 in deposits were non-current and would be refundable after twelve months.

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

The Company generates its revenue primarily from product sales and the F&B business.

Food and Beverage: The Company’s performance obligation is to transfer ownership of its F&B products to its customers. The Company generally recognizes revenue when F&B products are delivered to its customers. Revenue is recorded net of applicable taxes, allowances, refunds or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale or from web-based ordering system. The revenue received from Food and Beverage business for the years ended December 31, 2025 and 2024 was $866,926 and $1,253,577, respectively.

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

Value-added Tax

The Company is obligated to pay value-added tax (“VAT”), among other things, on its inventory purchase as well as its rent payments and payment of professional fees. As of December 31, 2025 and 2024, the amount of VAT paid in other receivables was $3,027 and $33,914, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of Revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from third party money platforms, and contractor fees for part-time staff.

Below is a breakdown of the Company’s cost of revenue for the years ended December 31, 2025 and 2024.

For the years ended:

Total
December 31, 2025

Finished goods	$291,513
Related shipping	29,821
Handling fee	36,267
Contractor fee	21,070
Franchise commission	10,170
Depreciation	18,358
Total of Cost of revenue	$407,199

December 31, 2024

Finished goods	$492,113
Related shipping	3,370
Handling fee	47,590
Contractor fee	43,787
Franchise commission	17,133
Depreciation	47,728
Total of Cost of revenue	$651,721

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B treating shipping and handling as fulfillment activities rather than a promised service (i.e. a revenue element). Shipping and handling fees are included in cost of revenue within the statements of operations.

Advertising Expenses

Costs incurred for advertising the Company’s products are charged to operations as incurred. Advertising expenses for the years ended December 31, 2025 and 2024 were $116,488 and $19,472, respectively.

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

The Company’s tax returns for 2022, 2023 and 2024 remain open to examination.

Franchise Tax

The Company was reincorporated in the State of Nevada on November 14, 2025, through a reincorporation merger. As a Nevada corporation, we are no longer subject to the Delaware franchise tax. Prior to the reincorporation the Company was subject to annual Delaware franchise taxes, which are a privilege fee and not an income tax. During the year ended December 31, 2025 the Company received a refund of prepaid Delaware franchise tax of $41,349 and during the year ended December 31, 2024 the Company paid $48,180 in Delaware franchise tax.

Earnings (Loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. During the year ended December 31, 2025 there were 909,874 potentially dilutive warrants outstanding.

For the years ended December 31, 2025 and 2024, basic and diluted earnings (loss) per share were the same, as the effect of potentially dilutive securities was anti-dilutive during periods of net loss and therefore did not reduce the loss per share.

Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On December 31, 2025 and 2024, the aggregate non-controlling interests in the Company were $65,844 and $111,835, respectively.

Liquidity and Capital Resources

In the year ended December 31, 2025, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s indirect, majority stockholder, pursuant to which Alset Inc. has provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provides a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on December 31, 2025.

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

The Company has obtained letters of financial support from Alset Inc. pursuant to which Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these consolidated financial statements.

Recent Accounting Pronouncement

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Segment reporting

On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends ASC 280, Segment Reporting (“ASC 280”) to expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”), the amount and description of other segment items, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 further permits disclosure of more than one measure of segment profit or loss and extends the full disclosure requirements of ASC 280 to companies with single reportable segments. The Company adopted ASU 2023-07 on December 31, 2025 on a retrospective basis. See —Segment reporting below for additional information.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-04—Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”) to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in ASU 2024-04 affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in ASU 2024-04 permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-04 will have on the Company’s financial position, results of operations or cash flows.

Segment reporting

The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. As of December 31, 2025, the Company only has one segment in F&B business. The Company’s Chief Executive Officer, President and Chief Operating Officer have joint responsibility as the CODMs and review and assess the performance of the Company as a whole.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at December 31, 2025, December 31, 2024 and December 31, 2023 of $3,324, $17,546 and $28,611, respectively, represent collections received by the credit card processor in F&B business and rent receivable. Accounts receivable is recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. As of December 31, 2025 and 2024, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2025 and 2024, $158,036 and $11,177 of rent receivable was written off, respectively.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
December 31, 2025
Cost:
Office Equipment	$39,021
Furniture and Fittings	5,839
Kitchen Equipment	31,960
Other Operating Equipment	12,263
Leasehold Improvements	159,518

Accumulated Depreciation:
Office equipment	$(31,856)
Furniture and Fittings	(3,406)
Kitchen Equipment	(15,655)
Other Operating Equipment	(5,402)
Leasehold Improvements	(83,005)

Impairment:
Office equipment	$(7,165)
Furniture and Fittings	(2,433)
Kitchen Equipment	(12,518)
Other Operating Equipment	(6,861)
Leasehold Improvements	(61,147)

Total, net	$19,153

December 31, 2024
Cost:
Office Equipment	$37,455
Furniture and Fittings	42,328
Kitchen Equipment	30,473
Other Operating Equipment	11,594
Leasehold Improvements	133,548

Accumulated Depreciation:
Office equipment	$(30,179)
Furniture and Fittings	(40,028)
Kitchen Equipment	(13,221)
Other Operating Equipment	(5,107)
Leasehold Improvements	(65,048)

Impairment:
Office equipment	$(6,774)
Furniture and Fittings	(2,300)
Kitchen Equipment	(8,931)
Other Operating Equipment	(3,450)
Leasehold Improvements	(46,772)

Total, net	$33,588

For the years ended December 31, 2025 and 2024, the Company recorded depreciation expenses of $19,494 and $48,172 and impairment of property and equipment of $17,686 and $69,293, respectively. As of December 31, 2024, the Company disposed of office equipment, at a cost of $7,429, and furniture and fittings, at a cost of $2,784, from F&BPLQ due to café’s closure. $5,878 loss on disposal of PPE was recorded in the general and administrative expenses.

NOTE 5 — INVESTMENTS

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss, which is recognized in the consolidated statements of comprehensive income, equals to the amount by which the carrying value exceeds the fair value of the investment. No impairment was recorded for the year ended December 31, 2025 and 2024.

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

Sale of Alset F&B One Pte. Ltd.

On September 10, 2025, Alset F&B Holdings Pte. Ltd., entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (“AIL”), pursuant to which the Seller agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. to the AIL in exchange for $170,754. Following this sale, F&BH will continue to own 20% of Alset F&B One. Total $21,611 loss was generated from this deal and recorded in other non-operating income / (expenses) in the statement of operations. Total $60,708 was generated from the fair value of the remaining 20% investment in Alset F&B One which is treated as basis of equity method investment. The deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

NOTE 6 – LOANS DUE TO THIRD PARTIES

Promissory Note to D. Boral Capital, LLC

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and D. Boral Capital LLC (“D. Boral Capital”) (formerly known as EF Hutton, LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued at the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024, as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. The first installment of the note that was due in October 2024 was paid in January 2025, resulting in a default due to the delay in payment. The second installment of the note was paid in October 2025. We have concluded negotiations with D. Boral Capital LLC and cured the default stemming from the late payment of the installation due in October of 2024. The total due to D. Boral Capital as of December 31, 2025, is $829,182, which includes $710,625 in principal and $118,557 in interest. The remaining principal will be repaid in three installments of $236,875 due in October of 2026, 2027, and 2028.

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes the bank $22,415 and $34,155 at December 31, 2025 and 2024, respectively.

Ketomei also borrowed $42,696 from an individual on February 21, 2022, which consisted of principal of $36,807 and interest of $5,889 for 2 years at 8% interest rate per annum. Ketomei repaid $3,681 and $39,015 in 2025 and 2024, and owes $0 and $3,681 at December 31, 2025 and 2024, respectively.

NOTE 7 — DUE TO ALSET INC.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at December 31, 2025 and 2024 are $569,614 and $209,614 respectively.

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

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. On September 24, 2024 the Company drew $300,000 from the credit line and accrued $3,164 in interest. On December 31, 2025, $3,164 of the interest remained outstanding.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AEI Conversion”) with Alset Inc., pursuant to which a debt of $300,000 due to AEI was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 476,190 shares.

NOTE 8 — DUE TO/FROM RELATED PARTIES

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at December 31, 2025 and December 31, 2024 are $4,653,037 and $5,096,047, respectively.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AIL Conversion”) with Alset International Limited, pursuant to which a debt payable to AIL as of June 30, 2024, $3,501,759 was fully converted into shares of the Company’s common stock at a price per share of $0.63, for a total of 5,558,347 shares.

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to the Credit Facility Agreement with Alset Inc. dated April 24, 2024, pursuant to which, the Company released Alset International Limited from its obligations under its Letter of Continuing Financial Support to the Company dated March 28, 2025.

Due from Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents amount lent by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd in March 2022, and $5,000,000 lent from HWHPL to ABD in November 2024, with partial repayment of $707,000 received by the Company in December 2024. There is no written, executed agreement and no financial/non-financial covenants and the amount due from ABD is non-interest bearing. Since the amount due from ABD is due upon request, it is classified as a current asset. The amount due from ABD at December 31, 2025 and December 31, 2024 is $4,232,313 and $4,113,701, respectively.

Due from HotApp International Limited.

HotApp International Limited (“HAIL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from HAIL represents the amount HWHPL lent to HAIL in January 2025. There is no written, executed agreement and no financial/non-financial covenants and the amount due from HAIL is non-interest bearing. Since the amount due from HAIL is due upon request, it is classified as a current asset. The amount due from HAIL at December 31, 2025 is $381,461.

NOTE 9 — RELATED PARTY TRANSACTIONS

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

On May 9, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 2”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 2 bears an 8% interest rate and has scheduled maturity on May 8, 2027, three years from the date of the CN 2. Additionally, upon signing CN 2, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN 2.

On June 6, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 3”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 3 bears an 8% interest rate and has scheduled maturity on June 5, 2027, three years from the date of the CN 3. Additionally, upon signing CN 3, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN 3.

On August 13, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 4”) in the amount of $100,000, convertible into 50,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. CN 4 bears an 8% interest rate and has scheduled maturity on August 13, 2027, three years from the date of the CN 4. Additionally, upon signing CN 4, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN 4.

On January 15, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 5”) in the amount of $150,000, convertible into 309,650 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000. CN 5 bears an 8% interest rate and has scheduled maturity on January 15, 2028, three years from the date of the CN 5. At the time of filing, the Company has not converted any of the debt contemplated by CN 5.

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

On October 6, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 9”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $200,000, Additionally, upon signing CN 9, SHRG owed the Company a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 9 bears an 8% interest rate and has scheduled maturity on October 6, 2028, three years from the date of the CN 9. At the time of filing, the Company has not converted any of the debt contemplated by CN 9.

 On December 10, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 10”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000, Additionally, upon signing CN 10, SHRG owed the Company a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 10 bears an 8% interest rate and has scheduled maturity on December 10, 2028, three years from the date of the CN 10. At the time of filing, the Company has not converted any of the debt contemplated by CN 10.

As of December 31, 2025 and 2024, a total of $110,900 and $48,000 in commitment fees and $147,504 and $39,323 of interest was recorded under other receivable, net, respectively.

SHRG is a related party of the Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our former Chief Executive Officer, John Thatch, is also the Chief Executive Officer of SHRG.

Revenue from F&B business amounting to approximately $3,711 and $4,488 during the years ended December 31, 2025 and 2024, respectively, was related to corporate sales. That revenue was derived from corporate sales to related parties who purchased meals and paid for their staff.

Included in Accounts Receivable, net at December 31, 2025 and 2024 is $0 and $1,652, respectively, of amounts due from related parties.

Included in other income during the years ended December 31, 2025 and 2024 is $1,951 and $6,462, respectively of rental income from related parties.

Other Receivables, Net

Other receivables, net, are primarily composed of miscellaneous receivables from related parties, including interest accrued on loans to related parties. The remaining portion mainly represents VAT receivables expected to be refunded by the local government. As of December 31, 2025, and 2024, the amount of other receivable, net was $614,577 and $342,712, respectively, including the amount due from related parties of $605,627 and $302,102, respectively. The impairment of other receivables, net was $158,036 and $0 as of December 31, 2025, and 2024, respectively.

Acquisition of L.E.H. Insurance Group, LLC

On November 19, 2024, HWH entered into a definitive agreement to acquire a controlling 60% interest in L.E.H. Insurance Group, LLC (“LEH”). The acquisition closed on February 27, 2025. This acquisition was facilitated through the purchase of shares from Sharing Services Global Corporation. SHRG sold its 60% interest in LEH to HWH, while the remaining 40% stake was retained by the original owner. However, following this transaction, the original owner sold their 40% interest to SHRG. LEH is a licensed insurance agency representing over 600 insurance companies, serving as an independent advisor to businesses and individuals. LEH provides personalized insurance solutions, offering expert guidance to meet the unique coverage needs of each customer. LEH is in the early stages of its development, has no employees on its payroll, and has yet to turn a profit. The Company paid $75,000 for the acquisition and recorded $74,024 of goodwill as result of the acquisition, which was written off due to the poor financial situation of LEH.

On September 17, 2025, HWH entered into another definitive agreement to acquire the remaining 40% interest in L.E.H. Insurance Group, LLC. The acquisition closed on August 27, 2025. This acquisition was facilitated through the purchase of shares from Sharing Services Global Corporation. The Company paid $40,000 for the acquisition and recorded $42,624 of goodwill as result of the acquisition, which was written off due to the poor financial situation of LEH.

As of December 31, 2025, the Company impaired goodwill of $116,648 to $0, which was generated from net asset value during the acquisition. Total impairment expenses were $116,648.

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

On November 6, 2024, the Company signed a loan agreement with HTHPL in the amount of $137,658 at an interest rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date.

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of December 31, 2025, HTHPL owed the Company a total of $26,623, which is recorded in other receivables in the financial statements. This amount is presented net of the subscription fee of $190 that the Company owed for the 19% shareholding in the JVC. $145,478 was written off as bad debt and record in general and administrative expenses in the financial statements

NOTE 10 - FINANCIAL ASSETS AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2025 and 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Warrants – SHRG	$-	$87	$-	$87
Convertible loans receivable – SHRG	-	1,478,419	-	1,478,419
Marketable securities - Trading	84,466	-	-	84,466

Total Investment in securities at Fair Value	$84,466	$1,478,506	$-	$1,478,506

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Warrants – SHRG	$-	$13,272	$-	$13,272
Convertible loans receivable – SHRG	-	744,652	-	744,652

Total Investment in securities at Fair Value	$-	$757,924	$-	$757,924

The fair value of the SHRG warrants under level 2 category as of December 31, 2025 and 2024 were calculated using a binomial option pricing model valued with the following weighted average assumptions:

	December 31, 2025	December 31, 2024
WRNT 1
Stock price	$0.023	$1.000
Exercise price	$1.6800	$1.6800
Risk free interest rate	3.56%	4.34%
Annualized volatility	390.99%	204.14%
Dividend yield	0.00%	0.00%
Year to maturity	3.21	4.21

December 31, 2025
WRNT 2
Stock price	$0.023
Exercise price	$0.8500
Risk free interest rate	3.49%
Annualized volatility	390.99%
Dividend yield	0.00%
Year to maturity	2.25

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

CN#	1	2	3	4
Valuation date	December 31, 2025	December 31, 2025	December 31, 2025	December 31, 2025
Risk-free interest rate	3.471%	3.471%	3.471%	3.472%
Expected life	1.21 year	1.35 year	1.43 year	1.62 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	390.988%	390.988%	390.988%	390.988%
Expected dividend yield	0%	0%	0%	0%

Fair value	$227,909	$231,679	$230,383	$91,066

CN#	5	6	7	8
Valuation date	December 31, 2025	December 31, 2025	December 31, 2025	December 31, 2025
Risk-free interest rate	3.590%	3.489%	3.505%	3.520%
Expected life	0.04 year	2.25 year	2.49 year	2.71 year
Discount rate	8.00%	8.00%	8.00%	8.00%
Expected volatility	390.988%	390.988%	390.988%	390.988%
Expected dividend yield	0%	0%	0%	0%

Fair value	$160,941	$127,260	$52,535	$59,621

CN#	9	10
Valuation date	December 31, 2025	December 31, 2025
Risk-free interest rate	3.524%	3.535%
Expected life	2.77 year	2.94 year
Discount rate	8.00%	8.00%
Expected volatility	390.988%	390.988%
Expected dividend yield	0%	0%

Fair value	$170,945	$126,081

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

During the years ended December 31, 2025 and 2024, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the years ended December 31, 2025 and 2024.

	December 31, 2024	Additions	Unrealized Loss	December 31, 2025
Convertible note receivable, related party	$744,652	$780,000	$(46,234)	$1,478,419
Total	$744,652	$780,000	$(46,234)	$1,478,419

	December 31, 2023	Additions	Unrealized Loss	December 31, 2024
Convertible note receivable, related party	$-	$850,000	$105,348	$744,652
Total	$-	$850,000	$105,348	$744,652

During the years ended December 31, 2025 and 2024, the Company revalued the convertible note receivable with SHRG and the balance increased from $744,652 to $1,478,419 and $0 to $744,652, respectively. The total $46,234 revaluated loss amount was booked in unrealized loss on convertible note receivable and warrants – related party, and $105,348 revaluated gain amount was booked in unrealized loss on convertible note receivable and warrants – related party.

During the year ended December 31, 2025, the Company reclassified “Investment in securities at fair value – related party” and some of “Convertible Loan Receivables at Fair Value – Related Party” from current assets to noncurrent assets in the consolidated balance sheet based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

The Company’s investment portfolio includes the following Level 1 securities, measured at fair value using unadjusted quoted market prices in active markets. For U.S. trading stocks, we use MarketWatch stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value.

Realized loss on marketable securities for the year ended December 31, 2025 was $4,424. Unrealized loss on marketable securities was $737 in the year ended December 31, 2025. These gains and losses were recorded directly to net loss.

NOTE 11 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company of 500,000,000 shares, consists of (a) 450,000,000 shares of common stock (the “Common Stock”), and (b) 50,000,000 shares of preferred stock (the “Preferred Stock”). As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.

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

The following table summarizes the warrant activity for the years ended December 31, 2025 and 2024.

	Warrants for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-
Granted	250,000	$2.0
Exercised	(250,000)	$(2.0)
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of December 31, 2025	909,874	$57.5	3.03	$-
Warrants Vested and exercisable at December 31, 2025	909,874	$57.5	3.03	$-

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2023	909,875	$57.5	5.03	$-
Warrants Vested and exercisable at December 31, 2023	909,875	$57.5	5.03	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1)	-
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-

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

Merger with HWH International Inc – Nevada

On November 12, 2025, the Company entered into an agreement and plan of merger (“Merger Agreement”) with HWH International Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“New HWH”). The Company determined it advisable and in the best interests of the Company and its stockholders that the Company merge with and into New HWH, with New HWH being the surviving corporation (the “Merger”), upon the terms and subject to the conditions set forth in the Merger Agreement. The merger was completed on November 14, 2025. After the Merger, the total number of shares of capital stock which New HWH has the authority to issue is five hundred million (500,000,000), of which (i) four hundred and fifty million (450,000,000) shares be designated as common stock, par value of $0.0001 per share, which shares shall not be subject to any preemptive rights, and (ii) fifty million (50,000,000) shares of preferred stock, par value of $0.0001 per share. $10 of share capital from HWH International Inc. – Nevada was transferred to additional paid-in capital on November 14, 2025.

2025 Incentive Compensation Plan

On November 26, 2025, the Board of Directors of the Company awarded the Company’s Chairman and Chief Executive Officer Chan Heng Fai 1,000,000 shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the Company’s 2025 Incentive Compensation Plan, as adopted on October 10, 2025. As of the date of issuance of the Shares, the fair value of the Shares was approximately $1,580,000, and the related cost is included in general and administrative expenses.

NOTE 12 — INCOME TAXES

The provision for income taxes consisted of the following:

	2025	2024
Current	$(47,472)	$-
Deferred	-	-
Total	$(47,472)	$-

	2025	2024
Income taxes at statutory rate	17.84%	20.39%
Change in valuation allowance	(17.84)%	(20.39)%
Other	-%	-%
Effective tax rate	-%	-%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets:
Receivable from related party	$-	$897
Inventory	-	5,800
Lease Liability	12,278	108,318
Accrued Commission	-	11
Net Operation Loss	886,022	777,572
Total deferred tax assets	$898,300	$892,598

Deferred tax liabilities:
Prepaid commissions	$-	$-
Right-of-Use Assets	(11,889)	(105,754)
Total deferred tax liabilities	$(11,889)	$(105,754)

Deferred tax assets / (liabilities), net	$886,411	$786,844
Less valuation allowance	(886,411)	(786,844)
Deferred tax asset c/f	$-	$-

After consideration of all the evidence, both positive and negative, management has recognized a valuation allowance with respect to its net deferred tax assets as at December 31, 2025 and 2024, as it believes it is unlikely that such deferred tax assets will be realized against taxable income in future years.

The Company’s tax returns for 2022, 2023 and 2024 remain open to examination.

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $886,022, which do not expire and may be carried forward indefinitely.

NOTE 13 —LEASES

The Company has operating leases for its one F&B store in South Korea and one F&B stores in Singapore as of December 31, 2025. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 0.91 years, with a weighted-average discount rate of 3.59%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented on the balance sheets. Total lease expenses of $253,782 and $490,122 were included in general and administrative expenses in the statements of operations for the years ended December 31, 2025 and 2024, respectively. Total cash paid for operating leases was $259,849 and $465,733 for the years ended December 31, 2025 and 2024, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $11,664 and $20,615 is included in general and administrative expenses for the years ended December 31, 2025 and 2024, respectively. Supplemental balance sheet information related to operating leases is as follows:

	December 31, 2025	December 31, 2024

Right-of-use assets	$92,655	$548,757

Lease liabilities - current	$84,122	$340,651
Lease liabilities - non-current	11,785	220,249
Total lease liabilities	$95,907	$560,900

As of December 31, 2025, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ended December 31, 2026	$86,161
12 months ended December 31, 2027	11,880
Total undiscounted lease payments	$98,041
Less: Imputed interest	(2,134)
Present value of lease liabilities	$95,907
Operating lease liabilities - Current	84,122
Operating lease liabilities - Non-current	$11,785

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

NOTE 15 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of December 31, 2025 and 2024, uninsured cash balances were $1,624,957 and $3,861,339, respectively.

Major Suppliers

For the year ended December 31, 2025, five suppliers accounted for approximately over 65% of the Company’s total cost of revenue.

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

NOTE 17— SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 25, 2026, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

 Securities Purchase Agreements with SHRG

On January 2, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $40,000, the indebtedness thereunder being convertible into SHRG common stock at $0.006 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement with an 8% interest per annum and commitment fee of 8% of the principal amount.

 On January 8 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $120,000, the indebtedness thereunder being convertible into SHRG common stock at $0.006 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement with an 8% interest per annum and commitment fee of 8% of the principal amount.

On February 4, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $125,000, the indebtedness thereunder being convertible into SHRG common stock at $0.006 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement with an 8% interest per annum and commitment fee of 8% of the principal amount.

Acquisition of Hapi Metaverse Inc.

On February 5, 2026, Alset Inc., the Company’s majority stockholder entered into a Stock Purchase Agreement with the Company, pursuant to which Alset Inc. agreed to sell to the Company 505,341,376 shares of Hapi Metaverse Inc. (“Hapi”) for a purchase price of $19,910,603 in the form of a promissory note convertible into newly issued shares of common stock of the Company Effectively, upon closing this transaction, the Company will become Hapi’s controlling stockholder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2025, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, management determined that the following issues constitute as material weakness:

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

Item 9B. Other Information.

Insider Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Heng Fai Ambrose Chan	81	Executive Chairman, Chief Executive Officer, Director
Rongguo (Ronald) Wei	54	Chief Financial Officer
Lim Sheng Hon Danny	34	Director and Chief Operating Officer
William Wu	59	Independent Director
Wong Shui Yeung	55	Independent Director
Wong Tat Keung	55	Independent Director

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD 20814.

Business Experience

Heng Fai Ambrose Chan. Mr. Chan has served as our Chairman since October 2021 and has served as our Chief Executive Officer from October 2021 to January 2024 and since October 2025. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as a director of Alset International Limited, an SGX listed company, since May 2013, has served as its Chief Executive Officer since April 2014 and has served as its Chairman of the Board since June 2017. Mr. Chan has served as a director of Hapi Metaverse Inc. since October 2014 and as Chairman since July 2021. Mr. Chan has served as a director of Winning Catering Group, Inc. (formerly known as LiquidValue Development Inc.) since January 2017 and has served as its Chairman of the Board since December 2017. Mr. Chan has served as a director of DSS, Inc., an NYSE listed company, since January 2017 and has served as its Chairman of the Board since March 2019. Mr. Chan is the founder of Alset Inc., a Nasdaq listed company, the majority shareholder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its inception in March 2018. Mr. Chan has served as a director of Value Exchange International, Inc., an OTC Markets company, since December 2021. Mr. Chan has served as a director of Impact BioMedical Inc., a NYSE listed company, since March 2025. Mr. Chan has served as a non-executive director of True Partner Capital Holding Limited, an HKSE listed company, since June 2025.

Mr. Chan was the Executive Chairman of China Gas Holdings Limited, an HKSE listed company, an investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served as director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan was the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX, from March 2003 to September 2013. Mr. Chan served as a director of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited), an HKSE listed company, an investment holding company, from September 1992 to 2015, and as the Managing Chairman from 1995 to 2015. Mr. Chan served as a director of Global Medical REIT Inc., a NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of RSI International Systems, Inc. (now known as ARCpoint Inc.), a TSXV listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019. Mr. Chan served as director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 until April 2022. Mr. Chan served as a director of Sharing Services Global Corporation, an OTC Markets listed company, from April 2020 to July 2025 and served as its Chairman of the Board from July 2021 to July 2025.

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

Lim Sheng Hon Danny. Mr. Lim was appointed Chief Operating Officer of HWH in February 2024 and also serves as Chief Strategy Officer of the Company. Mr. Lim has served as a member of our Board of Directors since October of 2025. Mr. Lim has served as Senior Vice President, Business Development and as Executive Director of Alset International Limited, an SGX listed company since 2020. Mr. Lim has served as a director of Alset Inc., a Nasdaq listed company, the majority shareholder of the Company, since October 2022. Mr. Lim has served as a director of DSS, Inc., a NYSE listed company, since October 2023. Mr. Lim has served as a director of Value Exchange International Inc., an OTC Markets listed company, since December 2023.

Mr. Lim has extensive experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Lim manages business development efforts, focusing on corporate strategic planning, merger and acquisition and capital markets activities. Mr. Lim oversees and ensures executional efficiency, and facilitates implementation of our company’s strategies by internal and external stakeholders. Mr. Lim liaises with corporate partners or investment prospects for potential working/investment collaborations, and operational subsidiaries to augment a close parent-subsidiary working relationship. Mr. Lim graduated from Singapore Nanyang Technological University with a Bachelor’s Degree with Honors in Business, specializing in Banking and Finance.

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

Wong Shui Yeung (Frankie). Mr. Wong has served as a member of our Board of Directors since January of 2022. Mr. Wong is a practicing member and fellow of Hong Kong Institute of Certified Public Accountants. He holds a bachelor’s degree in business administration. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong has served as a director of Alset Inc. and DSS Inc. since November 2021 and July 2022, respectively, the shares of which are listed on NASDAQ and NYSE, respectively, and Value Exchange International, Inc. since April 2022, the shares of which are listed on the OTC Markets. He has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of the Singapore Stock Exchange and First Credit Finance Group Limited since February 2024, the shares of which are listed on the GEM Board of The Stock Exchange of Hong Kong Limited. Mr. Wong was an Independent Non-Executive Director of SMI Holdings Group Limited from April 2017 to December 2020 and SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board. Mr. Wong serves on our Audit Committee and Compensation Committee.

Wong Tat Keung (Aston). Mr. Wong has served as a member of our Board of Directors since January of 2022. Mr. Wong has over 20 years’ experience in audit, accounting, taxation and business advisory. Since 2010, Mr. Wong has served as the director of Aston Wong CPA Limited. He has been an independent non-executive director of Alset International since January 2017, and a director of Alset Inc. since November 2020. Mr. Wong has served as a director of Value Exchange International Inc., an OTC Markets listed company, since April 2022. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018. Previously, he served as the director and sole proprietor of Aston Wong & Co., a registered certified public accounting firm, from January 2006 to February 2010. From January 2005 to December 2005, he was a Partner at Aston Wong, Chan & Co., Certified Public Accountants. From April 2003 to December 2004, he served at Gary Cheng & Co., Certified Public Accountants as Audit Senior. He served as an Audit Junior to Supervisor of Hui Sik Wing & Co., certified public accountants from April 1993 to December 1999. He served as an independent non-executive director of SingHaiyi from July 2009 to July 2013 and ZH Holdings from December 2009 to July 2015. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2025.

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

Conflicts of Interest

During the period covered by this report, the Company was incorporated under the laws of the State of Delaware until November 14, 2025, at which time the Company became a Nevada corporation pursuant to a merger, as described in Item 1 of Part I of this Annual Report.

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

As a result of the change of our state of incorporation, we are now governed by the Nevada Revised Statutes.

Under NRS 78.140, contracts or other transactions between us and one or more of our directors or officers, or between us and any other entity in which one or more of our directors or officers have a financial interest, are not void or voidable solely for that reason, provided that:

(i) the material facts as to the director’s or officer’s relationship or interest are disclosed or known to the board of directors, and the board authorizes, approves or ratifies the transaction in good faith;

(ii) the material facts are disclosed or known to the stockholders, and the stockholders approve or ratify the transaction in good faith; or

(iii) the transaction is fair to the corporation at the time it is authorized or approved.

Under NRS 78.070, a Nevada corporation may renounce its interest in business opportunities.

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

On November 26, 2025, the Board of Directors of the Company awarded the Company’s Chairman and Chief Executive Officer Chan Heng Fai 1,000,000 shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the Company’s 2025 Incentive Compensation Plan, as adopted on October 10, 2025.

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by the members of our Board of Directors during the fiscal year ended December 31, 2025:

Name	Directors’ Fee	Salary	Consultation	Stock Award	Total Compensation
Wong Tat Keung	$10,000				$10,000
William Wu	$10,000				$10,000
Wong Shui Yeung	$10,000				$10,000
Chan Heng Fai	$-			$1,580,000	$1,580,000
Lim Sheng Hon Danny	$-				$-

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

Stock Awards Plan

On November 26, 2025, the Board of Directors of the Company awarded the Company’s Chairman and Chief Executive Officer Chan Heng Fai 1,000,000 shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the Company’s 2025 Incentive Compensation Plan, as adopted on October 10, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2026, referred to in the table below as the “Beneficial Ownership Date,” by:

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

Name and Address	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Directors and Executive Officers (2):
Heng Fai Ambrose Chan (3)(4)	6,067,334	81.15%
Rongguo (Ronald) Wei	0	0.00%
Lim Sheng Hon Danny	0	0.00%
William Wu	0	0.00%
Wong Shui Yeung	0	0.00%
Wong Tat Keung	0	0.00%
All Directors and Officers (6 individuals)	6,067,334	81.15%
Alset Acquisition Sponsor, LLC (3)	535,475	7.16%
Alset International Limited	1,991,669	26.64%
Alset Inc. (3)	5,064,734	67.74%
Other Stockholders: None

(1)	Based upon 7,476,400 shares of Common Stock outstanding as of March 25, 2026.

(2)	The mailing address for each individual and entity set forth above is c/o HWH International Inc., 4800 Montgomery Lane, Suite 210, Bethesda, MD 20814.

(3)	Alset Acquisition Sponsor, LLC, our Sponsor, is the record holder of the securities reported herein. Alset Inc. and Alset International Limited are the owners of 55% and 45% respectively of Alset Acquisition Sponsor, LLC. Alset Inc. owns 85.7% of Alset International Limited. Heng Fai Ambrose Chan is the Chairman, Chief Executive Officer and Majority Stockholder of Alset Inc. Mr. Chan may be deemed to share beneficial ownership of the securities held of record by our Sponsor. Mr. Chan disclaims any such beneficial ownership except to the extent of his pecuniary interest.

(4)	Heng Fai Ambrose Chan directly owns 1,002,600 shares of HWH International Inc.

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

Due To Alset Inc.

Alset Inc (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at December 31, 2025 and 2024 are $569,614 and $209,614 respectively.

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

Pursuant to the Credit Agreement, the Company may request an advance (each, an “Advance”) on the Credit Facility. Each Advance shall bear a simple interest rate of three percent (3%) per annum. Each Advance and all accrued but unpaid interest shall be due and payable at the first (1st) anniversary of the effective date of the Credit Agreement. The Company may at any time during the term of the Credit Agreement prepay a portion or all amounts of its indebtedness without penalty. Each Advance shall not be secured by a lien or other encumbrance on any of the Company’s assets, but shall be solely a general unsecured debt obligation of the Company. On September 24, 2024 the Company drew $300,000 from the credit line and accrued $3,164 in interest. On December 31, 2025, $3,164 of the interest remained outstanding.

On September 24, 2024, the Company entered into a Debt Conversion Agreement (the “AEI Conversion”) with Alset Inc., pursuant to which a debt of $300,000 due to AEI was converted into shares of the Company’s common stock at a price per share of $0.63 for a total of 476,190 shares.

Due to Alset International Limited

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and no financial/non-financial covenants and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at December 31, 2025 and 2024 are $4,653,037 and $5,096,047, respectively.

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

Due from Alset Business Development Pte. Limited

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents amount lent by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd in March 2022, and $5,000,000 lent from Health Wealth Happiness Pte. Ltd. (“HWHPL”) to ABD in November 2024, with partial repayment of $707,000 received by the Company in December 2024. There is no written, executed agreement and no financial/non-financial covenants and the amount due from ABD is non-interest bearing. Since the amount due from ABD is due upon request, it is classified as a current asset. The amount due from ABD at December 31, 2025 and 2024 are $4,232,313 and $4,113,701, respectively.

Due from HotApp International Limited.

HotApp International Limited (“HAIL”) is incorporated in Hong Kong and is a fellow subsidiary of Alset Inc. The amount due from HAIL represents the amount HWHPL lent to HAIL in January 2025. There is no written, executed agreement and no financial/non-financial covenants and the amount due from HAIL is non-interest bearing. Since the amount due from HAIL is due upon request, it is classified as a current asset. The amount due from HAIL at December 31, 2025 is $381,461.

Loans to Sharing Services Global Corporation

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

On May 9, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 2”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 2 bears an 8% interest rate and has scheduled maturity on May 8, 2027, three years from the date of the CN 2. Additionally, upon signing CN 2, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN 2.

On June 6, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 3”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 3 bears an 8% interest rate and has scheduled maturity on June 5, 2027, three years from the date of the CN 3. Additionally, upon signing CN 3, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN 3.

On August 13, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 4”) in the amount of $100,000, convertible into 50,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. CN 4 bears an 8% interest rate and has scheduled maturity on August 13, 2027, three years from the date of the CN 4. Additionally, upon signing CN 4, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the debt contemplated by CN 4.

On January 15, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 5”) in the amount of $150,000, convertible into 309,650 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000. CN 5 bears an 8% interest rate and has scheduled maturity on January 15, 2028, three years from the date of the CN 5. At the time of filing, the Company has not converted any of the debt contemplated by CN 5.

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

On October 6, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 9”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $200,000, Additionally, upon signing CN 9, SHRG owed the Company a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 9 bears an 8% interest rate and has scheduled maturity on October 6, 2028, three years from the date of the CN 9. At the time of filing, the Company has not converted any of the debt contemplated by CN 9.

On December 10, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 10”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000, Additionally, upon signing CN 10, SHRG owed the Company a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 10 bears an 8% interest rate and has scheduled maturity on December 10, 2028, three years from the date of the CN 10. At the time of filing, the Company has not converted any of the debt contemplated by CN 10.

SHRG is a related party of the Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our former Chief Executive Officer, John Thatch, is also the Chief Executive Officer of SHRG.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025 (HTL International, LLC)	Year Ended December 31, 2024 (Grassi & Co., CPAs, P.C.)

Audit Fees	$50,000	$283,563
Audit-Related Fees	$-	$115,594
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$50,000	$398,157

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2025 and 2024 for the audit of our consolidated financial statements and review of Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2025 and December 31, 2024 that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the years ended December 31, 2025 and 2024.

On January 13, 2024, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024. The decision to engage Grassi was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

On July 2, 2025, the Company engaged HTL International, LLC (“HTL”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025. The decision to engage HTL was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description
1.1	Underwriting Agreement, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
1.2	Placement Agency Agreement, dated January 3, 2025, by and between HWH International Inc. and D. Boral Capital LLC, incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on January 3, 2025.
2.1	Merger Agreement dated September 9, 2022 by and among Alset Capital Acquisition Corp., HWH Merger Sub, Inc. and HWH International Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed with the SEC on September 12, 2022.
2.2	Agreement and Plan of Merger, dated as of November 12, 2025, by and between HWH International Inc., a Delaware company, and HWH International Inc., a Nevada company, incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2025.
3.1	Amended and Restated Certificate of Incorporation dated February 2, 2022, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022.
3.2	By Laws, incorporated by reference to Exhibit 3.3 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022.
3.3	Amendment to the Amended and Restated Certificate of Incorporation of Alset Capital Acquisition Corp., dated May 2, 2023, incorporated by reference to Exhibit 3.1 of the registrant’s current report on Form 8-K filed with the SEC on May 3, 2023.
3.4	Amendment to Certificate of Incorporation, incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on November 3, 2023.
3.5	Amendment to Amended and Restated Certificate of Incorporated, incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on January 10, 2025.
3.6	Amendment to Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on February 20, 2025.
3.7	Nevada Certificate of Merger, incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on November 14, 2025.
3.8	Delaware Certificate of Merger, incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on November 14, 2025.
3.9	Amended and Restated Articles of Incorporation of HWH International Inc., incorporated by reference to Exhibit 3.3 to the registrant’s current report on Form 8-K filed with the SEC on November 14, 2025.
3.10	Bylaws of HWH International Inc., incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on November 14, 2025.
4.1	Specimen Unit Certificate, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.2	Specimen Class A Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.3	Specimen Warrant Certificate, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.4	Specimen Right Certificate, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
4.5	Warrant Agreement between Vstock Transfer LLC and the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
4.6	Rights Agreement between Vstock Transfer LLC and the Registrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K/A filed with the SEC on February 8, 2022
4.7	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on January 3, 2025.

4.8*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934
10.1	Satisfaction and Discharge Agreement, dated December 18, 2023, incorporated by reference to Exhibit 10.3 of the registrant’s current report on Form 8-K filed with the SEC on January 12, 2024.
10.2	Credit Facility Agreement dated April 24, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on April 25, 2024.
10.3	Debt Conversion Agreement dated September 24, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on September 25, 2024.
10.4	Debt Conversion Agreement dated September 24, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on September 25, 2024.
10.5	Stock Purchase Agreement dated November 25, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on November 26, 2024.
10.6	Stock Purchase Agreement dated December 24, 2024, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on December 26, 2024.
10.7	Sale and Purchase Agreement with Alset International Limited dated September 10, 2025, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on September 16, 2025.
10.8	Incentive Compensation Plan Stock Award Agreement, dated November 26, 2025, incorporated by reference to Exhibit 10.1 of the registrant’s current report on Form 8-K filed with the SEC on December 1, 2025.
14	Code of Ethics, incorporated by reference to Exhibit 14 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
16.1	Letter from Grassi & Co., CPAs, P.C., incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025.
19.1**	Insider Trading Policy
21*	Subsidiaries of the Company
23*	Consent of Independent Registered Public Accounting Firm from Grassi & Co., CPAs, P.C.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of HWH International Inc., incorporated by reference to Exhibit 97.1 of the registrant’s annual report on Form 10-K filed with the SEC on February 28, 2024
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 13, 2022
99.3	2025 Incentive Compensation Plan (Incorporated by Reference in the Company’s Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company with the SEC on October 20, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH International Inc.

Dated: March 25, 2026	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer	March 25, 2026
Chan Heng Fai	(Principal Executive Officer)

/s/ Rongguo (Ronald) Wei	Chief Financial Officer	March 25, 2026
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wong Shui Yeung (Frankie)	Director	March 25, 2026
Wong Shui Yeung (Frankie)

/s/ William Wu	Director	March 25, 2026
William Wu

/s/ Wong Tat Keung (Aston)	Director	March 25, 2026
Wong Tat Keung (Aston)

/s/ Lim Sheng Hon Danny	Director	March 25, 2026
Lim Sheng Hon Danny

