Form 10-Q
period 2026-03-31
HWH International Inc.
filed 2026-05-13
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 7,476,400 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

HWH INTERNATIONAL INC.

Form 10-Q For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS

Current Assets
Cash	$1,459,799	$2,085,918
Account receivable, net	3,096	3,324
Inventory	1,085	1,057
Other receivables, net	641,382	614,577
Deposit - current	21,112	21,205
Convertible notes receivable - related party	222,939	160,941
Marketable securities	99,615	84,466
Prepaid expenses	52	549
Total Current Assets	$2,449,080	$2,972,037

Non-Current Assets
Property and equipment, net	$16,933	$19,153
Deposit – non-current	98,963	104,209
Investment in associate - related party	62,729	60,708
Investment at cost	16,188	1,531
Convertible notes receivable - related party	1,491,275	1,317,478
Other non-current asset	14,553	87
Operating lease right-of-use assets, net	60,576	92,655
Total Non-Current Assets	$1,761,217	$1,595,821

TOTAL ASSETS	$4,210,297	$4,567,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$298,486	$305,028
Due to related parties, net	901,568	613,140
Operating lease liabilities - current	63,149	84,122
Brokerage margin loans	9,176	17,461
Notes payable - current	259,191	259,290
Total Current Liabilities	$1,531,570	$1,279,041

Non-Current Liabilities
Operating lease liabilities - non-current	$-	$11,785
Accrued Interest for promissory note – non-current	126,757	118,557
Notes payable - non-current	473,750	473,750
Total Non-Current Liabilities	$600,507	$604,092

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 7,476,400 and 7,476,400 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively*	747	747
Additional paid in capital	12,470,373	12,470,373
Accumulated other comprehensive loss	(884,348)	(904,609)
Accumulated deficit	(9,573,827)	(8,947,630)
Total HWH International Inc. Stockholders’ Equity	$2,012,945	$2,618,881
Non-controlling interests	65,275	65,844
Total Stockholders’ Equity	2,078,220	2,684,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,210,297	$4,567,858

*	The common stock share amounts were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended March 31
	2026	2025
Food & Beverage Revenue	$64,200	$295,197

Cost of revenue	$(16,912)	$(147,603)

Gross profit	$47,288	$147,594

Operating expenses:
General and administrative expenses	$(672,202)	$(664,242)
Impairment loss on goodwill	-	(77,480)
Total Operating expenses	$(672,202)	$(741,722)

Other income (expense)
Other income	$64,567	$29,587
Interest expense	(9,132)	(50,126)
Foreign exchange transaction (loss) gain	(21,540)	66,070
Gain on disposal of marketable securities	10,237	-
Unrealized gain on marketable securities	932	-
Gain on equity method investment - related party	2,315	-
Unrealized (loss) Gain on convertible notes receivable and warrants – related party	(49,238)	17,442
Total Other (expense) income	$(1,859)	$62,973

Loss before provision for income taxes	(626,773)	(531,155)

Income taxes	-	(42,948)

Net loss	$(626,773)	$(574,103)

Less: Net loss attributable to non-controlling Interests	(576)	(8,972)

Net loss attributable to common stockholders	$(626,197)	$(565,131)

Net Loss	(626,773)	(574,103)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	$20,268	$(102,965)
Total comprehensive loss, net of tax:	$(606,505)	$(677,068)

Less Comprehensive loss attributable to non-controlling interests	(569)	(8,988)
Total Comprehensive loss attributable to common stockholders	$(605,936)	$(668,080)

	Three Months Ended March 31
	2026	2025
	Common stock	Common stock
Loss per common share
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)

Weighted average number of common shares outstanding*
Basic	7,476,400	6,416,274
Diluted	7,476,400	6,416,274

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Three Months ended March 31, 2026
	Common Stock		Additional	Accumulated Other		Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Equity
Balances at December 31, 2025	7,476,400	$747	$12,470,373	$(904,609)	$(8,947,630)	$2,618,881	$65,844	$2,684,725

Net loss	-	-	-	-	$(626,197)	$(626,197)	$(576)	$(626,773)
Foreign currency translation adjustment	-	-	-	$20,261	-	$20,261	$7	$20,268

Balances at March 31, 2026	7,476,400	$747	$12,470,373	$(884,348)	$(9,573,827)	$2,012,945	$65,275	$2,078,220

	Three months ended March 31, 2025
	Common Stock		Additional	Accumulated Other		Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Equity
Balances at December 31, 2024	5,593,920	$559	$9,339,413	$(257,598)	$(6,317,010)	$2,765,364	$111,835	$2,877,199

Issuance of Common Stock	632,500	$63	$1,409,795	-	-	$1,409,858	-	$1,409,858
Warrants exercised to Common Stock	250,000	$25	$100	-	-	$125	-	$125
Revaluation for SHRG note receivable and warrants	-	-	$87,131	-	-	$87,131	-	$87,131
Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	$(1,653)	$(1,653)
Net loss	-	-	-	-	$(565,131)	$(565,131)	$(8,972)	$(574,103)
Foreign currency translation adjustment	-	-	-	$(102,949)	-	$(102,949)	$(16)	$(102,965)

Balances at March 31, 2025	6,476,420	$647	$10,836,439	$(360,547)	$(6,882,141)	$3,594,398	$101,194	$3,695,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(626,773)	$(574,103)

Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange transaction loss (gain)	21,540	(66,070)
Depreciation expense	2,091	3,282
Non-cash lease expense	30,572	109,129
Share of result of an associate	(2,315)	-
Impairment loss on goodwill	-	77,480
Unrealized loss (gain) on convertible notes receivable and warrants – related party	49,238	(17,442)
Fair value gain on marketable securities	(932)	-
Gain on disposal of marketable securities	(10,237)	-
Loss from related party balance written off	415,770	-

Changes in operating assets and liabilities:
Account receivables	(629)	(17,376)
Receivable from related party	(1,906)	-
Other receivables	(44,430)	(41,711)
Prepaid expenses	494	5,603
Inventory	(33)	(1,007)
Accounts payable and accrued expenses	5,529	61,113
Deferred revenue	-	14,872
Operating lease liabilities	(30,518)	(109,103)
Net cash used in operating activities	$(192,539)	$(555,333)

Cash flows from investing activities:
Purchases of property and equipment	$(766)	$-
Convertible notes receivable - related party	(285,000)	(300,000)
Investments at cost	(14,907)	-
Purchase of marketable securities	(3,194,961)	-
Proceeds from disposal of marketable securities	3,190,218
Net cash used in investing activities	$(305,416)	$(300,000)

Cash flows from financing activities:
Repayment of loans and borrowing	$-	$(247,300)
Advances to related parties	(140,687)	(506,454)
Repayment of brokerage margin loans	(928,284)	-
Proceed from brokerage margin loans	920,539
Proceed from issuance of Common Stock and Warrants	-	1,409,983
Net cash (used in) / provided by financing activities	$(148,432)	$656,229

Net decrease in cash	$(646,387)	$(199,104)
Effects of foreign exchange rate on cash	20,268	33,904
Cash at beginning of period	2,085,918	4,341,746
Cash at end of period	$1,459,799	$4,176,546

Supplemental Cash Flow Information
Cash Paid for Interest	$932	$12
Cash Paid for Taxes	$-	$42,948

Supplemental disclosure of non-cash investing and financing activities
Valuation gain from notes receivable and warrants - SHRG	$-	$87,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March, 2026 and 2025

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim periods or for any other future years. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 filed on March 26, 2026.

Basis of Consolidation

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The following chart describes the Company’s ownership of various entities:

Hapi Marketplace Ltd. (“HML”) was incorporated in Hong Kong on March 18, 2026, and remains dormant as of March 31, 2026.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,459,799 and $2,085,918 as of March 31, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

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

Investment Securities at Cost

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or similar investments of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment is recognized in the consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of March 31, 2026 and December 31, 2025, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

Deposits

Deposits represent rental security deposits paid for the Company’s office and café locations, which are refundable upon expiration of the respective lease terms. Deposits are classified as current or non-current based on the expected timing of refund. Deposits related to leases expiring within the next twelve months are classified as current, while deposits related to leases expiring after twelve months are classified as non-current. As of March 31, 2026, current deposits totaled $21,112 and non-current deposits totaled $98,963.

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

Value-added Tax

The Company is subject to value-added tax (“VAT”) on purchases of inventory, rent payments, professional fees, and certain other taxable expenditures. As of March 31, 2026 and December 31, 2025, included in other receivables was VAT paid of $2,099 and $3,027, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of Revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from third-party money platforms, and contractor fees for part-time staff.

Below is a breakdown of the Company’s cost of revenue for the three months ended March 31, 2026 and 2025.

For the three months ended:

Total
March 31, 2026

Finished goods	$10,899
Handling fee	3,892
Contractor fee	31
Depreciation	2,090
Total of Cost of revenue	$16,912

March 31, 2025

Finished goods	$109,006
Related shipping	12,931
Handling fee	11,566
Contractor fee	8,254
Franchise commission	3,350
Depreciation	2,496
Total of Cost of revenue	$147,603

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for its shipping and handling as fulfillment activities, and not a promised service (a revenue element). Shipping and handling fees are included in costs of revenue within the statements of operations.

Advertising Expenses

Advertising costs are charged to operations as incurred. Advertising expenses for the three months ended March 31, 2026 and 2025 were $1,000 and $68,845, respectively.

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

The Company’s tax returns for 2022, 2023, 2024 and 2025 remain open to examination.

Franchise Tax

The Company was reincorporated in the State of Nevada on November 14, 2025, through a reincorporation merger. As a Nevada corporation, we are no longer subject to the Delaware franchise tax. Prior to the reincorporation the Company was subject to annual Delaware franchise taxes, which are a privilege fee and not an income tax. During the year ended December 31, 2025 the Company received a refund of prepaid Delaware franchise tax of $41,349.

Earnings (Loss) per Share

The Company presents basic and diluted earnings (loss) per share for its common shares. Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders of the Company by the weighted-average number of common shares outstanding during the period, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted to give effect to all potentially dilutive securities, including stock options, warrants, and convertible debt securities. During the three months ended March 31, 2026 and 2025 there were 909,874 potentially dilutive warrants outstanding.

For the periods ended March 31, 2026 and 2025, basic and diluted earnings per share (EPS) were the same, as the effect of potentially dilutive securities was anti-dilutive during periods of net loss and therefore did not reduce the loss per share.

Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Loss, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

Liquidity and Capital Resources

In the three months ended March 31, 2026, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s majority stockholder, pursuant to which Alset Inc. has provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provides a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on March 31, 2026.

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

The Company obtained letters of financial support from Alset Inc. pursuant to which Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the filing of this Form 10-Q.

Recent Accounting Pronouncement

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04—Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”) to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in ASU 2024-04 affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in ASU 2024-04 permit an entity to apply the new guidance on either a prospective or a retrospective basis. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.

Accounting pronouncements pending adoption

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on the condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This update enhances the clarity and organization of interim reporting and the applicability of Topic 270. It also clarifies the required form and content of interim financial statements, including requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the update either prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our condensed consolidated financial statements and disclosures.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at March 31, 2026 and December 31, 2025 was $3,096 and $3,324, respectively, represent collection received by the credit card processor in F&B business and rent receivable. Accounts receivable is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. As of March 31, 2026 and December 31, 2025, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
March 31, 2026
Cost:
Office Equipment	$38,951
Furniture and Fittings	5,814
Kitchen Equipment	32,231
Other Operating Equipment	12,209
Leasehold Improvements	157,244

Accumulated Depreciation:
Office equipment	$(31,818)
Furniture and Fittings	(3,392)
Kitchen Equipment	(15,803)
Other Operating Equipment	(5,378)
Leasehold Improvements	(83,398)

Impairment:
Office equipment	$(7,165)
Furniture and Fittings	(2,433)
Kitchen Equipment	(12,518)
Other Operating Equipment	(6,861)
Leasehold Improvements	(61,147)
Add: Foreign currency translation adjustment	397

Total, net	$16,933

December 31, 2025
Cost:
Office Equipment	$39,021
Furniture and Fittings	5,839
Kitchen Equipment	31,960
Other Operating Equipment	12,263
Leasehold Improvements	159,518

Accumulated Depreciation:
Office equipment	$(31,856)
Furniture and Fittings	(3,406)
Kitchen Equipment	(15,655)
Other Operating Equipment	(5,402)
Leasehold Improvements	(83,005)

Impairment:
Office equipment	$(7,165)
Furniture and Fittings	(2,433)
Kitchen Equipment	(12,518)
Other Operating Equipment	(6,861)
Leasehold Improvements	(61,147)

Total, net	$19,153

For the three months ended March 31, 2026 and 2025, the Company recorded depreciation expenses of $2,091 and $3,282, respectively. There was no impairment of property and equipment during the three months ended March 31, 2026 and 2025.

NOTE 5 — INVESTMENTS

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment is recognized in the consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment. No impairment was recorded as of and for the three months ended March 31, 2026 and 2025.

Ideal Food & Beverage Pte. Ltd.

On March 14, 2024, the Company entered into a share subscription agreement through its subsidiary Alset F&B Holding Pte. Ltd. (“F&BH”) for 19,000 shares of Ideal Food & Beverage Pte. Ltd. (“IFBPL”), constituting 19% of the issued shares of IFBPL. The investment amount was $14,010 paid to IFBPL on May 23, 2024. For the year ended December 31, 2024, the Company impaired this investment of $14,010 to $0.

On February 26, 2026, the Company entered into a share subscription agreement through F&BH for additional 19,000 shares of newly issued 100,000 shares of IFBPL. The investment amount was $14,974 paid to IFBPL on February 26, 2026. Following the new investment, the Company holds a total of 38,000 shares out of 200,000 total outstanding shares of IFBPL, representing 19% of IFBPL’s outstanding shares.

Sale of HWH World Inc. and Acquisition of AES Group Inc.

On April 23, 2025, the Company completed the sale of HWH World Inc. (“HWHKOR”) by Health Wealth Happiness Pte. Ltd. (“HWHPL”) to AES Group Inc. (“AES”), a Korean entity. The sale was consummated under a term sheet signed on April 20, 2025, pursuant to which the Company agreed to transfer its 100% equity interest in HWHKOR to AES. In exchange, AES agreed to issue new shares to the Company upon closing, representing 19.9% of AES’s share capital, with a total cost basis of $1,354. Total of $383,667 gain was generated from this deal and recorded in other non-operating income / (expenses) in the statement of operations. The disposal of HWH World Inc. had immaterial effect on the Company’s condensed consolidated financial statements and the deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

Sale of Alset F&B One Pte. Ltd.

On September 10, 2025, Alset F&B Holdings Pte. Ltd. (“F&BH”), entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (“AIL”), pursuant to which the F&BH agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. to the AIL in exchange for $170,754. Following this sale, F&BH will continue to own 20% of Alset F&B One. Total $21,611 loss was generated from this deal and recorded in other non-operating income / (expenses) in the statement of operations. Total $60,708 was generated from the fair value of the remaining 20% investment in Alset F&B One which is treated as basis of equity method investment. The deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

NOTE 6 – NOTES PAYABLE

D. Boral Capital, LLC

On December 18, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and D. Boral Capital LLC (“D. Boral Capital”) (formerly known as EF Hutton, LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued at the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024, as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. The first installment of the note that was due in October 2024 was paid in January 2025, resulting in a default due to the delay in payment. The second installment of the note was paid in October 2025. We have concluded negotiations with D. Boral Capital LLC and cured the default stemming from the late payment of the installation due in October of 2024. As of March 31, 2026 total due to D. Boral Capital is $837,382, which includes $710,625 in principal and $126,757 in interest. As of December 31, 2025 total due to D. Boral Capital was $829,182, which includes $710,625 in principal and $118,557 in interest. The remaining principal will be repaid in three installments of $236,875 due in October of 2026, 2027, and 2028.

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes the bank $22,316 and $22,415 at March 31, 2026 and December 31, 2025, respectively.

NOTE 7 — DUE TO/FROM RELATED PARTIES

Due to Alset Inc.

Alset Inc. (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at March 31, 2026 and December 31, 2025 are $569,614 and $569,614 respectively.

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at March 31, 2026 and December 31, 2025 are $4,675,492 and $4,653,037, respectively.

Due from Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents amount lent by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd in March 2022, and $5,000,000 lent from HWHPL to ABD in November 2024, with partial repayment of $707,000 received by the Company in December 2024. There is no written, executed agreement and the amount due from ABD is non-interest bearing. Since the amount due from ABD is due upon request, it is classified as a current asset. The amount due from ABD at March 31, 2026 and December 31, 2025 is $4,233,148 and $4,232,313, respectively.

Due from Hapi Metaverse Inc.

Hapi Metaverse Inc. (“HMI”) is incorporated in the United States of America and is a fellow subsidiary of Alset Inc. The amount due from represents short-term working capital advances for the Company to finance its daily operations, $5,000 from HMI and $122,440 from HotApp International Limited, a subsidiary of HMI, during the three months ended March 31, 2026. There is no written, executed agreement and the amount due from HMI is non-interest bearing. Since the amount due from HMI is due upon request, it is classified as a current asset. The amount due from HMI at March 31, 2026 and December 31, 2025 is $127,440 and $381,461, respectively. The decrease is mainly due to $382,932 impairment for the loan provided in HWHPL, and the related cost is included in general and administrative expenses.

NOTE 8 — RELATED PARTY TRANSACTIONS

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

On January 15, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 5”) with the principal amount of $150,000. CN 5 bears interest at a rate of 8% per annum and matures on January 15, 2028. Under the terms of CN 5, the Company has the sole discretion to elect repayment in either cash or shares of SHRG common stock. In the event the Company elects repayment in shares, the number of shares issuable will be determined based on the average closing market price of SHRG’s common stock during the three trading days immediately preceding the repayment date. At the time of filing, the Company has not converted any of the debt contemplated by CN 5.

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

On June 27, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 7”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $60,000. Additionally, upon signing CN 7, SHRG owed the Company a commitment fee of 8% of the principal amount $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 7 bears an 8% interest rate and has scheduled maturity on June 26, 2028, three years from the date of the CN 7. At the time of filing, the Company has not converted any of the debt contemplated by CN 7.

On September 17, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 8”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $70,000. Additionally, upon signing CN 8, SHRG owed the Company a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 8 bears an 8% interest rate and has scheduled maturity on September 16, 2028, three years from the date of the CN 8. At the time of filing, the Company has not converted any of the debt contemplated by CN 8.

On October 6, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 9”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $200,000. Additionally, upon signing CN 9, SHRG owed the Company a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 9 bears an 8% interest rate and has scheduled maturity on October 6, 2028, three years from the date of the CN 9. At the time of filing, the Company has not converted any of the debt contemplated by CN 9.

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

On January 2, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 11”) in the amount of $40,000, convertible into 6,666,667 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $40,000. Additionally, upon signing CN 11, SHRG owed the Company a commitment fee of 8% of the principal amount, $3,200 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 11 bears an 8% interest rate and has scheduled maturity on January 1, 2029, three years from the date of the CN 11. At the time of filing, the Company has not converted any of the debt contemplated by CN 11, and recorded at cost under convertible notes receivable - related party.

On January 8, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 12”) in the amount of $120,000, convertible into 20,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $120,000. Additionally, upon signing CN 12, SHRG owed the Company a commitment fee of 8% of the principal amount, $9,600 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 12 bears an 8% interest rate and has scheduled maturity on January 7, 2029, three years from the date of the CN 12. At the time of filing, the Company has not converted any of the debt contemplated by CN 12, and recorded at cost under convertible notes receivable - related party.

On February 4, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 13”) in the amount of $125,000, convertible into 20,833,333 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $125,000. Additionally, upon signing CN 13, SHRG owed the Company a commitment fee of 8% of the principal amount, $10,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 13 bears an 8% interest rate and has scheduled maturity on February 4, 2029, three years from the date of the CN 13. At the time of filing, the Company has not converted any of the debt contemplated by CN 13, and recorded at cost under convertible notes receivable - related party.

As of March 31, 2026 and December 31, 2025, a total of $133,700 and $110,900 in commitment fees, $174,094 and $147,504 of interest was recorded under other receivable, net and $14,499 and $0 of interest was recorded under other non-current asset, respectively.

SHRG is a related party of the Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our former Chief Executive Officer, John Thatch, is also the Chief Executive Officer of SHRG.

Acquisition of Hapi Metaverse Inc.

On February 5, 2026, Alset Inc., the Company’s majority stockholder entered into a Stock Purchase Agreement with the Company, pursuant to which Alset Inc. agreed to sell to the Company 505,341,376 shares of Hapi Metaverse Inc. for a purchase price of $19,910,603 in the form of a promissory note convertible into newly issued shares of common stock of the Company at an exercise price of $1.85 per share, maturing five (5) years from the date of the term sheet, and bearing an interest rate of 1% per annum. Under the terms of the transaction, upon the closing, the Company would become HMI’s largest stockholder. As of March 31, 2026, the closing had not yet occurred and the deal was cancelled on May 6, 2026.

Other Receivables, Net

Other receivables, net, are primarily composed of miscellaneous receivables from related parties, including interest accrued on loans to related parties. The remaining portion mainly represents VAT receivables expected to be refunded by the local government. As of March 31, 2026 and December 31, 2025, the amount of other receivable, net was $641,382 and $614,577, respectively, including the amount due from related parties of $627,796 and $605,267, respectively. The impairment of other receivables, net was $173,261 and $158,036 as of March 31, 2026 and December 31, 2025, respectively.

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

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of March 31, 2026 and December 31, 2025, HTHPL owed the Company a total of $1,787 and $26,623, respectively, which is recorded in other receivables in the financial statements. This amount is presented net of the subscription fee of $190 that the Company owed for the 19% shareholding in the JVC.

NOTE 9 - FINANCIAL ASSETS AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2026
Assets
Warrants – SHRG	$-	$54	$-	$54
Convertible notes receivable – SHRG	-	1,429,214	-	1,429,214
Marketable securities - Trading	99,615	-	-	99,615

Total Investment in securities at Fair Value	$99,615	$1,429,268	$-	$1,528,883

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Warrants – SHRG	$-	$87	$-	$87
Convertible notes receivable – SHRG	-	1,478,419	-	1,478,419
Marketable securities - Trading	84,466	-	-	84,466

Total Investment in securities at Fair Value	$84,466	$1,478,506	$-	$1,562,972

The fair value of the SHRG warrants under level 2 category as of March 31, 2026 and December 31, 2025 were calculated using a binomial option pricing model valued with the following weighted average assumptions:

	March 31, 2026	December 31, 2025
WRNT 1
Stock price	$0.0222	$0.023
Exercise price	$1.68	$1.6800
Risk free interest rate	3.81%	3.56%
Annualized volatility	403.615%	390.99%
Dividend yield	0.00%	0.00%
Year to maturity	2.97	3.21

	March 31, 2026	December 31, 2025
WRNT 2
Stock price	$0.0222	$0.023
Exercise price	$0.85	$0.8500
Risk free interest rate	3.79%	3.49%
Annualized volatility	403.615%	390.99%
Dividend yield	0.00%	0.00%
Year to maturity	2.00	2.25

The Company has elected to recognize the convertible note at fair value and therefore there was no further evaluation of embedded features for bifurcation. The Company engaged third party valuation firm to perform the valuation of convertible notes. The fair value of the convertible notes is calculated using the binomial tree model based on probability of remaining as straight debt using discounted cash flow with the following assumptions:

CN#	1	2	3	4
Valuation date	March 31, 2026	March 31, 2026	March 31, 2026	March 31, 2026
Risk-free interest rate	3.657%	3.669%	3.680%	3.706%
Expected life	0.96 year	1.11 year	1.18 year	1.37 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	403.615%	403.615%	403.615%	403.615%
Expected dividend yield	0%	0%	0%	0%

Fair value	$222,939	$225,404	$227,040	$88,837

CN#	5	6	7	8
Valuation date	March 31, 2026	March 31, 2026	March 31, 2026	March 31, 2026
Risk-free interest rate	3.764%	3.793%	3.798%	3.803%
Expected life	1.79 year	2.00 year	2.24 year	2.46 year
Discount rate	8.00%	8.00%	8.00%	8.00%
Expected volatility	403.615%	403.615%	403.615%	403.615%
Expected dividend yield	0%	0%	0%	0%

Fair value	$140,436	$125,931	$50,580	$58,293

CN#	9	10
Valuation date	March 31, 2026	March 31, 2026
Risk-free interest rate	3.805%	3.809%
Expected life	2.52 year	2.69 year
Discount rate	8.00%	8.00%
Expected volatility	403.615%	403.615%
Expected dividend yield	0%	0%

Fair value	$166,502	$123,252

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

During the three months ended March 31, 2026 and 2025, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the three ended March 31, 2026 and 2025.

	December 31, 2025	Additions	Unrealized (Loss)	March 31, 2026
Convertible note receivable, related party at fair value	$1,478,419	$-	$49,205	$1,429,214
Total	$1,478,419	$-	$49,205	$1,429,214

	December 31, 2024	Additions	Unrealized Gain	March 31, 2025
Convertible note receivable, related party at fair value	$744,652	$300,000	$16,720	$1,061,372
Total	$744,652	$300,000	$16,720	$1,061,372

The Company remeasures its convertible note receivable from SHRG at fair value, with changes in fair value recognized in earnings. The carrying amount decreased from $1,478,419 at December 31, 2025 to $1,429,214 at March 31, 2026, resulting in an unrealized loss of $49,205 for the three months ended March 31, 2026. For the three months ended March 31, 2025, the carrying amount increased from $744,652 to $1,061,372, resulting in an unrealized gain of $16,720.

Realized gain on marketable securities for the three months ended March 31, 2026 was $10,237. Realized gain on marketable securities for the three months ended March 31, 2025 was $0. These gains were recorded directly to net loss.

NOTE 10 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company of 500,000,000 shares, consists of (a) 450,000,000 shares of common stock (the “Common Stock”), and (b) 50,000,000 shares of preferred stock (the “Preferred Stock”). As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants became exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of the Business Combination.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

Redemption of Warrants When the Price per Share of Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

●	if, and only if, the last reported sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except the Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain exceptions.

The following table summarizes the warrant activity for the three months ended March 31, 2026 and 2025.

	Warrants for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2025	909,874	$57.5	3.03	$-
Warrants Vested and exercisable at December 31, 2025	909,874	$57.5	3.03	$-
Granted	-	$-
Exercised	-	$-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2026	909,874	$57.5	2.78	$-
Warrants Vested and exercisable at March 31, 2026	909,874	$57.5	2.78	$-

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-
Granted	250,000	$2.0
Exercised	(250,000)	$(2.0)
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2025	909,874	$57.5	3.78	$-
Warrants Vested and exercisable at March 31, 2025	909,874	$57.5	3.78	$-

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

NOTE 11 —LEASES

The Company has operating leases for its one F&B store in South Korea and one F&B stores in Singapore as of March 31, 2026. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 0.74 years, with a weighted-average discount rate of 3.89%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented in the balance sheets. Total lease expenses amounted to $30,572 and $109,129, which were included in general and administrative expenses in the statements of operations for the three months ended March 31, 2026 and 2025, respectively. Total cash paid for operating leases amounted to $122,071 and $109,104 for the three months ended March 31, 2026 and 2025, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $1,212 and $3,762 is included in general and administrative expenses for the three months ended March 31, 2026 and 2025, respectively. Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2026	December 31, 2025

Right-of-use assets	$60,576	$92,655

Lease liabilities - current	$63,149	$84,122
Lease liabilities - non-current	-	11,785
Total lease liabilities	$63,149	$95,907

As of March 31, 2026, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ended March 31, 2027	$64,364
Total undiscounted lease payments	$64,364
Less: Imputed interest	(1,215)
Present value of lease liabilities	$63,149
Operating lease liabilities - Current	63,149
Operating lease liabilities - Non-current	$-

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

NOTE 13 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of March 31, 2026 and December 31, 2025, uninsured cash balances were $1,123,393 and $1,624,957, respectively.

Major Suppliers

For the three months ended March 31, 2026, five suppliers accounted for approximately over 59% of the Company’s total costs of revenue.

For the three months ended March 31, 2025, five suppliers accounted for approximately over 76% of the Company’s total costs of revenue.

NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through May 13, 2026, the date that the condensed consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

Satisfaction and Discharge of Indebtedness Agreement

On April 16, 2026, the Company and D. Boral Capital, LLC (“D. Boral Capital”) entered into an amendment to the Satisfaction and Discharge of Indebtedness Agreement dated December 18, 2023. Under the terms of the amendment, D. Boral Capital accepted a one-time payment of $500,000 from the Company as satisfaction of the Company’s further obligations and indebtedness under the Satisfaction and Discharge of Indebtedness Agreement and the promissory note in lieu of principal and interest otherwise owed and scheduled to be paid. The settlement for $500,000 was paid on April 20, 2026.

Term Sheet for Investment in the Company

On May 5, 2026, the Company entered into a term sheet (the “Term Sheet”) with Smart Dynamics Technology Limited, a company incorporated in the British Virgin Islands (the “Investor”), pursuant to which the Company has agreed to sell to the Investor, for an aggregate purchase price of $10,000,000:

(i) 20,000,000 newly issued unregistered shares of the Company’s common stock; and

(ii) warrants to purchase 160,000,000 newly issued, unregistered shares of the Company’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring on the fourth anniversary of their issuance.

The Term Sheet contains certain provisions which would, upon the closing of the transactions contemplated by the Term Sheet, grant the Investor anti-dilution rights for a period of two years from the closing in which the Company would not be able to sell new equity securities without the consent of the Investor, subject to certain exceptions. Further, upon the closing, the Investor would be given the right to appoint three directors to the Company’s Board of Directors, subject to the conditions described in the Term Sheet. Pursuant to the Term Sheet, the Company would be required to file a registration statement registering the 20,000,000 shares issuable to the Investor within sixty days of the closing.

The Company and the investor anticipate entering into definitive agreements for the transactions described above in the immediate future. The closing of the transaction contemplated by the Term Sheet will be subject to standard closing conditions, including the approval by the stockholders of the Company holding a majority of the Company’s common stock.

Termination of Planned Acquisition of Hapi Metaverse Inc.

On May 6, 2026, the Company entered into a Termination Agreement with Alset Inc., and mutually agreed to not proceed with the closing of the acquisition of Hapi Metaverse Inc.

Planned Amendment to 2025 Incentive Compensation Plan

The Company’s Board of Directors and Compensation Committee have approved an amendment to the Company’s 2025 Incentive Compensation Plan to permit the Company to issue up to an additional 2,000,000 shares of the Company’s common stock to officers, directors, employees and certain other persons who have provided, or shall provide, services to the Company, in addition to those shares already authorized under such plan. Pursuant to the Term Sheet, any such shares granted as compensation will have a lock up of 12 months.

Pursuant to Nasdaq Listing Rules, the Company will be required to seek the approval of stockholders holding a majority of our issued and outstanding common stock in order to materially amend the 2025 Incentive Compensation Plan.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) We are expanding the product range into robotics for consumer and commercial markets. As of March 31, 2026, this project was not launched yet.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer customers the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes are designed to operate sustainably as standalone businesses. The cafes also seek to be an avenue to create awareness to and educate potential and existing customers about the products and services of HWH, providing us with the chance to significantly increase our customer base as well as increase the amounts spent by our customers on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, and one more opened in Seoul, in May 2024. We plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our customer base as we grow the number of Hapi Cafés around the world. Hapi Cafes are positioned to be integral parts of HWH’s business model. Due to the underperformance of certain café locations, the Company closed several cafés during 2024 and 2025. The Company currently operates one café in Singapore.

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

Our Revenue Model

Our total revenue for the three months ended March 31, 2026 and 2025 was $64,200 and $295,197, respectively. Our net loss for the three months ended March 31, 2026 and 2025 was $626,773 and $574,103, respectively.

We currently recognize revenue from food and beverage sales, which accounted for approximately 100% of revenue in the three months ended March 31, 2026 and 2025, respectively.

From a geographical perspective, we recognized 100% of our total revenue in the three months ended on March 31, 2026, in Singapore, and 11% and 89% in the three months ended March 31, 2025, in South Korea and Singapore, respectively.

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

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements and related notes include all the accounts of the Company and its wholly owned subsidiaries. They have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated in consolidation.

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

If any customer returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. There were no product returns for the three months ended March 31, 2026, and 2025.

Food and Beverage: The revenue received from food and beverage business in the three months ended March 31, 2026 and 2025 was $64,200 and $295,197, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Revenue	$64,200	$295,197
Cost of revenue	16,912	147,603
Operating expenses	672,202	741,722
Other expenses (income)	1,859	(62,973)
Income taxes	-	42,948
Net loss	$626,773	$574,103

Revenue

Revenue was $64,200 and $295,197 for the three months ended March 31, 2026 and 2025, respectively. Word of mouth, a social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue decreased in 2026 due to the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Cost of revenue

Cost of revenues decreased from $147,603 in the three months ended March 31, 2025 to $16,912 in the three months ended March 31, 2026. The decrease is a result of the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Gross profit decreased from $147,594 for the three months ended March 31, 2025 to $47,288 for the three months ended March 31, 2026. The decrease in gross margin was caused by the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Operating expenses

Operating expenses decreased from $741,722 for the three months ended March 31, 2025 to $672,202 for the three months ended March 31, 2026. General and administrative expenses increased from $664,242 for the three months ended March 31, 2025 to $672,202 for the three months ended March 31, 2026. The increase in general and administrative expenses in 2026 compared with 2025 was mostly caused by the loss from related party balance written off in Q1 2026. The Company recorded a goodwill impairment charge of $77,480 during the three months ended March 31, 2025, which increased operating expenses for that period.

Other non-operating (income) expense

The Company recorded other non-operating expense of $1,859 for the three months ended March 31, 2026, compared to other non-operating income of $62,973 for the same period in 2025. The change in non-operating income was primarily due to fluctuations in unrealized gain (loss) on convertible note receivable and warrants – related party, which changed from a gain of $17,442 for the three months ended March 31, 2025 to a loss of $49,238 for the three months ended March 31, 2026. This was partially offset by foreign exchange transaction gain (loss), which changed from a gain of $66,070 in the three months ended March 31, 2025 to a loss of $21,540 in the three months ended March 31, 2026.

Net loss

Net loss increased from $574,103 for the three months ended March 31, 2025 to $626,773 for the three months ended March 31, 2026.

Liquidity and Capital Resources

Our cash has decreased from $2,085,918 as of December 31, 2025 to $1,459,799 as of March 31, 2026. Our liabilities increased from $1,883,133 at December 31, 2025 to $2,132,077 at March 31, 2026. Our total assets have decreased from $4,567,858 as of December 31, 2025 to $4,210,297 as of March 31, 2026.

In the three months ended March 31, 2026, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Agreement”) with Alset Inc., a Texas corporation and the Company’s majority stockholder, pursuant to which Alset Inc. has provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of March 31, 2026, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 is available for draw as on March 31, 2026.

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

The Company has obtained letters of financial support from Alset Inc., the majority stockholder of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment through twelve months from the issuance of these condensed consolidated financial statements.

Summary of Cash Flows for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(192,539)	$(555,333)
Net cash used in investing activities	$(305,416)	$(300,000)
Net cash (used in) / provided by financing activities	$(148,432)	$656,229

Cash Flows from Operating Activities

Net cash used in operating activities was $192,539 in the three months ended of March 31, 2026, as compared to net cash used in operating activities of $555,333 in the same period of 2025. The decrease in cash used in operating activities during the three months ended March 31, 2026 was primarily due to changes in working capital, including movements in account receivable and operating lease liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $305,416 in the three months ended of March 31, 2026, as compared to net cash used in investing activities of $300,000 in the same period of 2025. In the three months ended March 31, 2026 we paid $285,000 for convertible note receivable – related party with the remaining amount of cash outflows related to purchases of property and equipment, investments at cost, and purchases and sales of marketable securities. In the three months ended March 31, 2025 we paid $300,000 for convertible note receivable – related party.

Cash Flows from Financing Activities

Net cash used in financing activities was $148,432 in the three months ended March 31, 2026, compared to net cash provided by financing activities of $656,229 in the same period of 2025. In the three months ended March 31, 2026 we paid $140,687 to related parties. In the three months ended March 31, 2025, we received $1,409,983 from the issuance of common stock and warrants and repaid $236,875 under the D. Boral Capital (f.k.a. EF Hutton) promissory note and $506,454 to related parties.

Nasdaq Compliance

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

Contractual Obligations

As of March 31, 2026, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2026 or the year ended December 31, 2025. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effects of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans between the subsidiaries and fellow subsidiaries under common control from Singapore, South Korea and Hong Kong and which were approximately $1.2 million and $0.7 million on March 31, 2026 and December 31, 2025, respectively, are the reason for the fluctuation in foreign currency transaction gains or losses which are included in the Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between the subsidiaries and fellow subsidiaries under common control from Singapore, South Korea and Hong Kong will remain at approximately $1 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2026, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of November 12, 2025, by and between HWH International Inc., a Delaware company, and HWH International Inc., a Nevada company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
3.1	Nevada Certificate of Merger, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
3.2	Delaware Certificate of Merger, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
3.3	Amended and Restated Articles of Incorporation of HWH International Inc., incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
3.4	Bylaws of HWH International Inc., incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
10.1	Incentive Compensation Plan Stock Award Agreement, dated November 26, 2025, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2025.
10.2	Term Sheet, between Alset Inc. and HWH International Inc., dated as of February 5, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026.
10.3	Stock Purchase Agreement, between Alset Inc. and HWH International Inc., dated as of February 5, 2026, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026.
10.4	Convertible Note, between Alset Inc. and HWH International Inc., dated as of February 5, 2026, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026.
10.5	Term Sheet, between HWH International Inc. and Smart Dynamics Technology Limited, dated as of May 5, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026.
10.6	Termination Agreement, between Alset Inc. and HWH International Inc., dated as of May 6, 2026, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	2025 Incentive Compensation Plan (Incorporated by Reference in the Company’s Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company with the SEC on October 20, 2025).

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL INC.

May 13, 2026	By:	/s/ Chan Heng Fai
	Name:	Chan Heng Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 13, 2026	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

