Form 10-Q
period 2026-06-30
HWH International Inc.
filed 2026-07-30
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, there were 7,726,400 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

HWH INTERNATIONAL INC.

Form 10-Q For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS

Current Assets
Cash	$1,506,036	$2,085,918
Account receivable, net	4,051	3,324
Inventory	1,514	1,057
Other receivables – related party, net	615,565	614,577
Deposit - current	21,057	21,205
Convertible notes receivable - related party	706,556	160,941
Marketable securities	113,687	84,466
Prepaid expenses	711	549
Total Current Assets	$2,969,177	$2,972,037

Non-Current Assets
Property and equipment, net	$14,655	$19,153
Investment in equity method - related party	68,943	60,708
Deposit – non-current	97,304	104,209
Investment at cost	16,127	1,531
Convertible notes receivable - related party	1,076,064	1,317,478
Other non-current asset	85,487	87
Operating lease right-of-use assets, net	182,286	92,655
Total Non-Current Assets	$1,540,866	$1,595,821

TOTAL ASSETS	$4,510,043	$4,567,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$302,931	$305,028
Due to related parties, net	1,202,266	613,140
Operating lease liabilities - current	107,753	84,122
Brokerage margin loans	-	17,461
Notes payable - current	22,258	259,290
Total Current Liabilities	$1,635,208	$1,279,041

Non-Current Liabilities
Operating lease liabilities - non-current	$76,236	$11,785
Accrued Interest for promissory note – non-current	-	118,557
Notes payable - non-current	-	473,750
Total Non-Current Liabilities	$76,236	$604,092

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 7,726,400 and 7,476,400 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively*	772	747
Additional paid in capital	12,970,348	12,470,373
Accumulated other comprehensive loss	(874,641)	(904,609)
Accumulated deficit	(9,361,862)	(8,947,630)
Total HWH International Inc. Stockholders’ Equity	$2,734,617	$2,618,881
Non-controlling interests	63,982	65,844
Total Stockholders’ Equity	2,798,599	2,684,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,510,043	$4,567,858

*	The common stock share amounts were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Food & Beverage Revenue	$64,200	$310,391	$128,400	$605,588

Cost of revenue	$(43,836)	$(266,314)	$(102,250)	$(529,078)

Gross profit	$20,364	$44,077	$26,150	$76,510

Operating expenses:
General and administrative expenses	$(249,063)	$(383,868)	$(879,763)	$(932,949)
Impairment loss on goodwill	-	-	-	(77,480)
Total Operating expenses	$(249,063)	$(383,868)	$(879,763)	$(1,010,429)

Other income (expense)
Other income (expense)	$45,374	$(43,646)	$109,941	$(14,059)
Interest expense	(2,337)	(29,529)	(11,469)	(79,655)
Foreign exchange transaction (loss) gain	(11,621)	241,621	(33,161)	307,691
(Loss) gain on disposal of marketable securities	(13,320)	419	(3,083)	419
Unrealized gain on marketable securities	7,224	873	8,156	873
Gain on disposal of subsidiaries	-	383,667	-	383,667
Gain on equity method investment - related party	6,444	-	8,759	-
Gain from debt extinguishment	339,185	-	339,185	-
Unrealized gain (loss) on convertible notes receivable and warrants – related party	68,407	(137,637)	19,169	(33,064)
Total Other income	$439,356	$415,768	$437,497	$565,872

Income (Loss) before provision for income taxes	210,657	75,977	(416,116)	(368,047)

Income taxes	-	-	-	(42,948)

Net income (loss)	$210,657	$75,977	$(416,116)	$(410,995)

Less: Net loss attributable to non-controlling Interests	(1,308)	(7,412)	(1,884)	(16,384)

Net income (loss) attributable to common stockholders	$211,965	$83,389	$(414,232)	$(394,611)

Net income (loss)	210,657	75,977	(416,116)	(410,995)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$9,722	$(451,046)	$29,990	$(554,011)
Total comprehensive income (loss), net of tax:	$220,379	$(375,069)	$(386,126)	$(965,006)

Less Comprehensive loss attributable to non-controlling interests	(1,293)	(7,805)	(1,862)	(16,793)
Total Comprehensive income (loss) attributable to common stockholders	$221,672	$(367,264)	$(384,264)	$(948,213)

	Three Months Ended June 30
	2026	2025
	Common stock	Common stock
Loss per common share
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average number of common shares outstanding*
Basic	7,539,587	6,476,400
Diluted	7,539,587	6,476,400

	Six Months Ended June 30
	2026	2025
	Common stock	Common stock
Loss per common share
Basic	$(0.06)	$(0.06)
Diluted	$(0.06)	$(0.06)

Weighted average number of common shares outstanding*
Basic	7,508,168	6,446,503
Diluted	7,508,168	6,446,503

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Three and Six Months Ended June 30, 2026
	Common Stock		Additional	Accumulated Other		Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Equity
Balances at December 31, 2025	7,476,400	$747	$12,470,373	$(904,609)	$(8,947,630)	$2,618,881	$65,844	$2,684,725

Net loss	-	-	-	-	$(626,197)	$(626,197)	$(576)	$(626,773)
Foreign currency translation adjustment	-	-	-	$20,261	-	$20,261	$7	$20,268

Balances at March 31, 2026	7,476,400	$747	$12,470,373	$(884,348)	$(9,573,827)	$2,012,945	$65,275	$2,078,220

Issuance of Common Stock	250,000	$25	$499,975	-	-	$500,000	-	$500,000
Net income (loss)	-	-	-	-	$211,965	$211,965	$(1,308)	$210,657
Foreign currency translation adjustment	-	-	-	$9,707	-	$9,707	$15	$9,722

Balances at June 30, 2026	7,726,400	$772	$12,970,348	$(874,641)	$(9,361,862)	$2,734,617	$63,982	$2,798,599

	Three and Six Months Ended June 30, 2025
	Common Stock		Additional	Accumulated Other		Total HWH International Inc.	Non-	Total
	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Equity
Balances at December 31, 2024	5,593,920	$559	$9,339,413	$(257,598)	$(6,317,010)	$2,765,364	$111,835	$2,877,199

Issuance of Common Stock	632,500	$63	$1,409,795	-	-	$1,409,858	-	$1,409,858
Warrants exercised to Common Stock	250,000	$25	$100	-	-	$125	-	$125
Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	$(1,653)	$(1,653)
Net loss	-	-	-	-	$(478,000)	$(478,000)	$(8,972)	$(486,972)
Foreign currency translation adjustment	-	-	-	$(102,949)	-	$(102,949)	$(16)	$(102,965)

Balances at March 31, 2025	6,476,420	$647	$10,749,308	$(360,547)	$(6,795,010)	$3,594,398	$101,194	$3,695,592

Net income (loss)	-	-	-	-	$83,389	$83,389	$(7,412)	$75,977
Foreign currency translation adjustment	-	-	-	$(450,653)	-	$(450,653)	$(393)	$(451,046)

Balances at June 30, 2025	6,476,420	$647	$10,749,308	$(811,200)	$(6,711,621)	$3,227,134	$93,389	$3,320,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(416,116)	$(410,995)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from debt extinguishment	(339,185)	-
Foreign exchange transaction loss (gain)	33,161	(307,691)
Gain on disposal of subsidiaries	-	(383,667)
Depreciation expense	4,137	6,664
Non-cash lease expense	60,394	176,994
Share of result of an associate	(8,759)	-
Impairment loss on goodwill	-	77,480
Unrealized (gain) loss on convertible notes receivable and warrants – related party	(19,169)	33,064
Fair value gain on marketable securities	(8,156)	(873)
Gain on disposal of marketable securities	3,083	(419)
Loss from related party balance written off	542,371	-

Changes in operating assets and liabilities:
Account receivables	(1,594)	(5,402)
Due to related party	573,827	-
Other receivables from related party	(88,980)	(105,273)
Prepaid expenses	(167)	13,008
Deposit	-	198,558
Inventory	(465)	(4,795)
Accounts payable and accrued expenses	11,644	(112,546)
Income tax payable	-	(3,305)
Deferred revenue	-	15,631
Operating lease liabilities	(60,557)	285,143
Net cash provided by / (used in) operating activities	$285,469	$(528,424)

Cash flows from investing activities:
Purchases of property and equipment	$(764)	$(1,371)
Convertible notes receivable - related party	(285,000)	(360,000)
Investments at cost	(14,858)	-
Purchase of marketable securities	(5,814,704)	(100,152)
Proceeds from disposal of marketable securities	5,708,957	-
Loan receivable - related party	-	(280,000)
Net cash used in investing activities	$(406,369)	$(741,523)

Cash flows from financing activities:
Repayment of loans and borrowing	$-	$(14,100)
Issuance of common stock	500,000	-
Advances from related parties	349,607	1,055,702
Advances to related parties	(834,590)	(1,631,936)
Repayment of brokerage margin loans	1,167,375	-
Proceed from brokerage margin loans	(1,171,364)	-
Proceed from issuance of Common Stock and Warrants	-	1,409,983
Repayment of note payable	(500,000)	(240,792)
Net cash (used in) / provided by financing activities	$(488,972)	$578,857

Net decrease in cash	$(609,872)	$(691,090)
Effects of foreign exchange rate on cash	29,990	79,217
Cash at beginning of period	2,085,918	4,341,746
Cash at end of period	$1,506,036	$3,729,873

Supplemental Cash Flow Information
Cash Paid for Interest	$1,466	$12
Cash Paid for Taxes	$-	$42,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

HWH International Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and 2025

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

The following chart describes the Company’s ownership of various entities:

Hapi Marketplace Ltd. (“HML”) was incorporated in Hong Kong on March 18, 2026, and remains dormant as of June 30, 2026.

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the condensed consolidated financial statements for the six months ended June 30, 2026, the Company identified that payroll and related employee benefit costs of personnel who directly support the business of the F&B operation had been classified within general and administrative (“G&A”) expenses rather than within cost of revenue in prior periods. Under U.S. generally accepted accounting principles, these costs are properly presented within cost of revenue to align with the functional activities of the personnel involved. Accordingly, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2026, reflect the appropriate classification, and the prior period comparative amounts have been revised to conform to the current-period presentation

The Company evaluated this misclassification, both quantitatively and qualitatively, in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that it was not material to the previously issued financial statements. Accordingly, the Company has revised the prior period comparative amounts presented herein to correct the classification. As a result of the revision, cost of revenue increased by $104,813 and $219,974, and general and administrative expenses decreased by the same amounts, for the three and six months ended June 30, 2025, respectively, resulting in a corresponding decrease in gross profit; there was no effect on previously reported total revenues, total operating expenses, loss from operations, net income (loss), total assets, total liabilities, stockholders’ equity, or net cash flows from operating, investing, or financing activities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,506,036 and $2,085,918 as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

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

Investment Securities under Equity Method Accounting

The Company accounts for equity investments in certain entities with significant influence under equity-method accounting. Under this method, the Group’s pro rata share of income (loss) from investment is recognized in the consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the equity method investment can be reduced below zero based on losses if the Company either be liable for the obligations of the investee or provide for losses in excess of the investment when imminent return to profitable operations by the investee appears to be assured. Otherwise, the Company does not recognize its share of equity method losses exceeding its carrying amount of the investment. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Group to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of June 30, 2026 and December 31, 2025, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

Deposits

Deposits represent rental security deposits paid for the Company’s office and café locations, which are refundable upon expiration of the respective lease terms. Deposits are classified as current or non-current based on the expected timing of refund. Deposits related to leases expiring within the next twelve months are classified as current, while deposits related to leases expiring after twelve months are classified as non-current. As of June 30, 2026, current deposits totaled $21,057 and non-current deposits totaled $97,304.

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

The Company generates its revenue primarily from and F&B business.

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

Value-added Tax

The Company is subject to value-added tax (“VAT”) on purchases of inventory, rent payments, professional fees, and certain other taxable expenditures. As of June 30, 2026 and December 31, 2025, included in other receivables was VAT paid of $3,392 and $3,027, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of Revenue

Cost of revenue consists of the cost of procuring finished goods from suppliers and related shipping and handling fees from third-party money platforms, and contractor fees for part-time staff.

Below is a breakdown of the Company’s cost of revenue for the three and six months ended June 30, 2026 and 2025.

For the three months ended:

Total
June 30, 2026

Finished goods	$10,488
Handling fee	3,975
Contractor fee	101
Employee wages, salaries and benefits	27,225
Depreciation	2,047
Total of Cost of revenue	$43,836

June 30, 2025

Finished goods	$119,720
Related shipping	13,396
Handling fee	13,741
Contractor fee	8,554
Franchise commission	3,453
Employee wages, salaries and benefits	104,813
Depreciation	2,637
Total of Cost of revenue	$266,314

For the six months ended:

Total
June 30, 2026

Finished goods	$21,387
Handling fee	7,867
Contractor fee	132
Employee wages, salaries and benefits	68,727
Depreciation	4,137
Total of Cost of revenue	$102,250

June 30, 2025

Finished goods	$228,726
Related shipping	26,327
Handling fee	25,307
Contractor fee	16,808
Franchise commission	6,803
Employee wages, salaries and benefits	219,974
Depreciation	5,133
Total of Cost of revenue	$529,078

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for its shipping and handling as fulfillment activities, and not a promised service (a revenue element). Shipping and handling fees are included in costs of revenue within the statements of operations.

Advertising Expenses

Advertising costs are charged to operations as incurred. Advertising expenses for the three months ended June 30, 2026 and 2025 were $666 and $38,249, respectively. Advertising expenses for the six months ended June 30, 2026 and 2025 were $1,667 and $107,094, respectively.

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

Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted to give effect to all potentially dilutive securities, including stock options, warrants, and convertible debt securities. During the six months ended June 30, 2026 and 2025 there were 909,874 potentially dilutive warrants outstanding.

For the periods ended June 30, 2026 and 2025, basic and diluted earnings per share (EPS) were the same, as the effect of potentially dilutive securities was anti-dilutive during periods of net loss and therefore did not reduce the loss per share.

Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Loss, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

Liquidity and Capital Resources

In the six months ended June 30, 2026, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s majority stockholder, pursuant to which Alset Inc. provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provided a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024. The remaining credit of $700,000 expired on April 14, 2026.

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

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to this Credit Agreement. Under the terms of the Amendment, the date upon which each advance made under the Credit Facility and all accrued but unpaid interest shall be due and payable was extended from April 24, 2025 to April 14, 2026. As of the issuance of these quarterly condensed consolidated financial statements, the Company is still in discussion with Alset Inc. regarding the possible extension of the Amendment to the Credit Agreement.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at June 30, 2026 and December 31, 2025 was $4,051 and $3,324, respectively, represent collection received by the credit card processor in F&B business and rent receivable. Accounts receivable is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. As of June 30, 2026 and December 31, 2025, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
June 30, 2026
Cost:
Office Equipment	$38,909
Furniture and Fittings	5,798
Kitchen Equipment	32,043
Other Operating Equipment	12,177
Leasehold Improvements	156,372

Accumulated Depreciation:
Office equipment	$(31,794)
Furniture and Fittings	(3,382)
Kitchen Equipment	(16,111)
Other Operating Equipment	(5,364)
Leasehold Improvements	(84,500)

Impairment:
Office equipment	$(7,165)
Furniture and Fittings	(2,433)
Kitchen Equipment	(12,518)
Other Operating Equipment	(6,861)
Leasehold Improvements	(61,147)
Add: Foreign currency translation adjustment	631

Total, net	$14,655

December 31, 2025
Cost:
Office Equipment	$39,021
Furniture and Fittings	5,839
Kitchen Equipment	31,960
Other Operating Equipment	12,263
Leasehold Improvements	159,518

Accumulated Depreciation:
Office equipment	$(31,856)
Furniture and Fittings	(3,406)
Kitchen Equipment	(15,655)
Other Operating Equipment	(5,402)
Leasehold Improvements	(83,005)

Impairment:
Office equipment	$(7,165)
Furniture and Fittings	(2,433)
Kitchen Equipment	(12,518)
Other Operating Equipment	(6,861)
Leasehold Improvements	(61,147)

Total, net	$19,153

For the three months ended June 30, 2026 and 2025, the Company recorded depreciation expenses of $2,047 and $3,380, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded depreciation expenses of $4,137 and $6,662, respectively. There was no impairment of property and equipment during the six months ended June 30, 2026 and 2025.

NOTE 5 — INVESTMENTS

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment is recognized in the consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment. No impairment was recorded as of and for the six months ended June 30, 2026 and 2025.

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

Sale of Alset F&B One Pte. Ltd.

On September 10, 2025, Alset F&B Holdings Pte. Ltd. (“F&BH”), entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (“AIL”), pursuant to which the F&BH agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. to the AIL in exchange for $170,754. Following this sale, F&BH will continue to own 20% of Alset F&B One. Total $21,611 loss was generated from this deal and recorded in other non-operating income / (expenses) in the statement of operations. The remaining 20% interest in Alset F&B One was initially measured at its fair value of $54,961 on the date of deconsolidation, which became the initial basis of the equity method investment. The deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20. The F&BH carrying amount of investment in equity method - related party on Alset F&B One was $68,943 and $60,708 as of June 30, 2026 and December 31, 2025, respectively.

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

On April 16, 2026, the Company and D. Boral Capital entered into an amendment to the Satisfaction and Discharge of Indebtedness Agreement. Under the terms of the amendment, D. Boral Capital accepted a one-time payment of $500,000 from the Company as satisfaction of the Company’s further obligations and indebtedness under the Satisfaction and Discharge of Indebtedness Agreement and the promissory note in lieu of principal and interest otherwise owed and scheduled to be paid. The settlement for $500,000 was paid on April 20, 2026. On April 16, 2026, the Company and D. Boral Capital LLC (“D. Boral”) entered into Amendment No. 1 to the Satisfaction and Discharge of Indebtedness, pursuant to which D. Boral agreed to accept a one-time cash payment of $500,000 in full satisfaction of all amounts owed by the Company to D. Boral under the underwriting agreement, the original satisfaction and discharge, and the related promissory note. The payment was made on April 20, 2026, and upon payment the promissory note was cancelled. The carrying amount of the obligation at the settlement date was $839,182, consisting of $710,625 of principal and $128,557 of accrued interest. The Company accounted for the transaction as an extinguishment of debt under ASC 470-50. The $339,185 difference between the carrying amount of the obligation and the cash consideration paid was recognized as a gain on extinguishment of debt in other income (expense) in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes the bank $22,258 and $22,415 at June 30, 2026 and December 31, 2025, respectively.

NOTE 7 — DUE TO/FROM RELATED PARTIES

Due to Alset Inc.

Alset Inc. (“AEI”) is our ultimate holding company that is incorporated in the United States of America. The amount due to AEI represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and the amount due to AEI is non-interest bearing. Since the amount due to AEI is due upon request, it is classified as a current liability. The amounts due to AEI at June 30, 2026 and December 31, 2025 are $574,086 and $569,614 respectively.

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a fellow subsidiary of the common parent company, Alset Inc. The amount due to AIL represents short-term working capital advances to the Company for its daily operations. There is no written, executed agreement and the amount due to AIL is non-interest bearing. Since the amount due to AIL is due upon request, it is classified as a current liability. The amounts due to AIL at June 30, 2026 and December 31, 2025 are $4,694,762 and $4,653,037, respectively. This balance is subject to a right of offset against other related party balances under common control and is presented on a net basis as “Due to related parties, net” on the condensed consolidated balance sheet.

Due from Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a fellow subsidiary of Alset Inc. The amount due from ABD represents amount lent by ABD to Hapi Cafe Inc. for the investment in Ketomei Pte. Ltd in March 2022, and $5,000,000 lent from HWHPL to ABD in November 2024, with partial repayment of $707,000 received by the Company in December 2024. There is no written, executed agreement and the amount due from ABD is non-interest bearing. Since the amount due from ABD is due upon request, it is classified as a current asset. The amount due from ABD at June 30, 2026 and December 31, 2025 is $4,083,643 and $4,232,313, respectively. This balance is subject to a right of offset against other related party balances under common control and is presented on a net basis as “Due to related parties, net” on the condensed consolidated balance sheet.

Due from Hapi Metaverse Inc.

Hapi Metaverse Inc. (“HMI”) is incorporated in the United States of America and is a fellow subsidiary of Alset Inc. The amount due from represents short-term working capital advances for the Company to finance its daily operations, $5,000 from HMI and $121,510 from HotApp International Limited, a subsidiary of HMI, during the six months ended June 30, 2026. There is no written, executed agreement and the amount due from HMI is non-interest bearing. Since the amount due from HMI is due upon request, it is classified as a current asset. The amount due from HMI and its subsidiaries at June 30, 2026 and December 31, 2025 is $0 and $381,461, respectively. The decrease is mainly due to $509,067 forgiveness of liabilities provided by HWH and its subsidiaries, and the related cost is included in general and administrative expenses. This balance is subject to a right of offset against other related party balances under common control and is presented on a net basis as “Due to related parties, net” on the condensed consolidated balance sheet.

NOTE 8 — RELATED PARTY TRANSACTIONS

On March 20, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 1”) in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000 (“WRNT 1”). CN 1 bears a 6% interest rate and has scheduled maturity on March 19, 2027, three years from the date of the CN 1. At the time of filing, the Company has not converted any of the note nor exercised any of the warrants.

On May 9, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 2”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 2 bears an 8% interest rate and has scheduled maturity on May 8, 2027, three years from the date of the CN 2. Additionally, upon signing CN 2, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the note contemplated by CN 2.

On June 6, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 3”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 3 bears an 8% interest rate and has scheduled maturity on June 5, 2027, three years from the date of the CN 3. Additionally, upon signing CN 3, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the note contemplated by CN 3.

On August 13, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 4”) in the amount of $100,000, convertible into 50,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. CN 4 bears an 8% interest rate and has scheduled maturity on August 13, 2027, three years from the date of the CN 4. Additionally, upon signing CN 4, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the note contemplated by CN 4.

On January 15, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 5”) with the principal amount of $150,000. CN 5 bears interest at a rate of 8% per annum and matures on January 15, 2028. Under the terms of CN 5, the Company has the sole discretion to elect repayment in either cash or shares of SHRG common stock. In the event the Company elects repayment in shares, the number of shares issuable will be determined based on the average closing market price of SHRG’s common stock during the three trading days immediately preceding the repayment date. At the time of filing, the Company has not converted any of the note contemplated by CN 5.

On March 31, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 6”) in the amount of $150,000, convertible into 187,500 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 937,500 shares of SHRG’s common stock at an exercise price of $0.85 per share, the exercise period of the warrant being three (3) years from the date of the securities purchase agreement, for an aggregate purchase price of $796,875. (“WRNT 2”). At the time of filing, the Company has not converted any of the debt contemplated by CN 6 nor exercised any of the warrants. Additionally, upon signing CN 6, SHRG owed the Company a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 6 bears an 8% interest rate and has scheduled maturity on March 30, 2028, three years from the date of the CN 6. At the time of filing, the Company has not converted any of the note nor exercised any of the warrants.

On April 21, 2025, the Company entered into a loan agreement (the “Loan Agreement 1”) with Sharing Services Global Corporation, under which the Company provided a loan to SHRG in the amount of $30,000. The maturity date of the Loan Agreement 1 is April 21, 2026. The Loan Agreement 1 bears a 10% interest rate. As of June 30, 2026, the loan had passed its maturity date and remained outstanding. Accordingly, the outstanding balance was classified as a current asset and included in other receivables, related party, net on the condensed consolidated balance sheet. The Company is currently in discussion with the borrower regarding a possible extension of the loan term.

On April 25, 2025, the Company entered into a loan agreement (the “Loan Agreement 2”) with Sharing Services Global Corporation, under which the Company provided a loan to SHRG in the amount of $250,000. The maturity date of the Loan Agreement 2 is April 25, 2026. The Loan Agreement 2 bears an 8% interest rate. Additionally, upon execution of the Loan Agreement 2 SHRG incurred a commitment fee representing 5% of the loan principal, $12,500. As of June 30, 2026, the loans had matured and remained outstanding. As of June 30, 2026, the loan had passed its maturity date and remained outstanding. Accordingly, the outstanding balance was classified as a current asset and included in other receivables, related party, net on the condensed consolidated balance sheet. The Company is currently in discussion with the borrower regarding a possible extension of the loan term.

On June 27, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 7”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $60,000. Additionally, upon signing CN 7, SHRG owed the Company a commitment fee of 8% of the principal amount $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 7 bears an 8% interest rate and has scheduled maturity on June 26, 2028, three years from the date of the CN 7. At the time of filing, the Company has not converted any of the note contemplated by CN 7.

On September 17, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 8”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $70,000. Additionally, upon signing CN 8, SHRG owed the Company a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 8 bears an 8% interest rate and has scheduled maturity on September 16, 2028, three years from the date of the CN 8. At the time of filing, the Company has not converted any of the note contemplated by CN 8.

On October 6, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 9”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $200,000. Additionally, upon signing CN 9, SHRG owed the Company a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 9 bears an 8% interest rate and has scheduled maturity on October 6, 2028, three years from the date of the CN 9. At the time of filing, the Company has not converted any of the note contemplated by CN 9.

On December 10, 2025, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 10”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000. Additionally, upon signing CN 10, SHRG owed the Company a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 10 bears an 8% interest rate and has scheduled maturity on December 10, 2028, three years from the date of the CN 10. At the time of filing, the Company has not converted any of the note contemplated by CN 10.

On January 2, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 11”) in the amount of $40,000, convertible into 6,666,667 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $40,000. Additionally, upon signing CN 11, SHRG owed the Company a commitment fee of 8% of the principal amount, $3,200 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 11 bears an 8% interest rate and has scheduled maturity on January 1, 2029, three years from the date of the CN 11. At the time of filing, the Company has not converted any of the note contemplated by CN 11, and recorded at cost under convertible notes receivable - related party.

On January 8, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 12”) in the amount of $120,000, convertible into 20,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $120,000. Additionally, upon signing CN 12, SHRG owed the Company a commitment fee of 8% of the principal amount, $9,600 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 12 bears an 8% interest rate and has scheduled maturity on January 7, 2029, three years from the date of the CN 12. At the time of filing, the Company has not converted any of the note contemplated by CN 12, and recorded at cost under convertible notes receivable - related party.

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

As of June 30, 2026 and December 31, 2025, a total of $133,700 and $110,900 in commitment fees $145,844 and $147,504 of interest was recorded under other receivable – related party, net and $85,432 and $0 of interest was recorded under other non-current asset, respectively.

SHRG is a related party of the Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our former Chief Executive Officer, John Thatch, is also the Chief Executive Officer of SHRG.

Cancelled Acquisition of Hapi Metaverse Inc.

On February 5, 2026, Alset Inc., the Company’s majority stockholder entered into a Stock Purchase Agreement with the Company, pursuant to which Alset Inc. agreed to sell to the Company 505,341,376 shares of Hapi Metaverse Inc. for a purchase price of $19,910,603 in the form of a promissory note convertible into newly issued shares of common stock of the Company at an exercise price of $1.85 per share, maturing five (5) years from the date of the term sheet, and bearing an interest rate of 1% per annum. Under the terms of the transaction, upon the closing, the Company would have become HMI’s largest stockholder. The deal was cancelled on May 6, 2026.

Other Receivables – related party, Net

Other receivables – related party, net, are primarily composed of miscellaneous receivables from related parties, including interest accrued on loans to related parties. The remaining portion mainly represents VAT receivables expected to be refunded by the local government. As of June 30, 2026 and December 31, 2025, the amount of other receivable – related party, net was $615,565 and $614,577, respectively, including the amount due from related parties of $600,703 and $605,267, respectively. The impairment of other receivables – related party, net was $172,808 and $158,036 as of June 30, 2026 and December 31, 2025, respectively.

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

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of June 30, 2026 and December 31, 2025, HTHPL owed the Company a total of $3,585 and $26,623, respectively, which is recorded in other receivables – related party, net in the financial statements. This amount is presented net of the subscription fee of $190 that the Company owed for the 19% shareholding in the JVC.

NOTE 9 - FINANCIAL ASSETS AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2026
Assets
Warrants – SHRG	$-	$55	$-	$55
Convertible notes receivable – SHRG	-	1,497,620	-	1,497,620
Marketable securities - Trading	113,687	-	-	113,687

Total Investment in securities at Fair Value	$113,687	$1,497,675	$-	$1,611,362

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Warrants – SHRG	$-	$87	$-	$87
Convertible notes receivable – SHRG	-	1,478,419	-	1,478,419
Marketable securities - Trading	84,466	-	-	84,466

Total Investment in securities at Fair Value	$84,466	$1,478,506	$-	$1,562,972

The fair value of the SHRG warrants under level 2 category as of June 30, 2026 and December 31, 2025 were calculated using a binomial option pricing model valued with the following weighted average assumptions:

	June 30, 2026	December 31, 2025
WRNT 1
Stock price	$0.0222	$0.023
Exercise price	$1.68	$1.6800
Risk free interest rate	4.18%	3.56%
Annualized volatility	410.265%	390.99%
Dividend yield	0.00%	0.00%
Year to maturity	2.72	3.21

	June 30, 2026	December 31, 2025
WRNT 2
Stock price	$0.0222	$0.023
Exercise price	$0.85	$0.8500
Risk free interest rate	3.93%	3.49%
Annualized volatility	410.265%	390.99%
Dividend yield	0.00%	0.00%
Year to maturity	1.75	2.25

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

CN#	1	2	3	4
Valuation date	June 30, 2026	June 30, 2026	June 30, 2026	June 30, 2026
Risk-free interest rate	3.972%	3.973%	3.974%	3.998%
Expected life	0.71 year	0.86 year	0.93 year	1.12 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	410.265%	410.265%	410.265%	410.265%
Expected dividend yield	0%	0%	0%	0%

Fair value	$233,613	$237,014	$235,928	$93,551

CN#	5	6	7	8
Valuation date	June 30, 2026	June 30, 2026	June 30, 2026	June 30, 2026
Risk-free interest rate	4.082%	4.123%	4.171%	4.174%
Expected life	1.54 year	1.75 year	1.99 year	2.21 year
Discount rate	8.00%	8.00%	8.00%	8.00%
Expected volatility	410.265%	410.265%	410.265%	410.265%
Expected dividend yield	0%	0%	0%	0%

Fair value	$146,616	$135,209	$53,519	$62,061

CN#	9	10
Valuation date	June 30, 2026	June 30, 2026
Risk-free interest rate	4.175%	4.176%
Expected life	2.27 year	2.44 year
Discount rate	8.00%	8.00%
Expected volatility	410.265%	410.265%
Expected dividend yield	0%	0%

Fair value	$173,348	$126,761

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

During the six months ended June 30, 2026 and 2025, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the six months ended June 30, 2026 and 2025.

	December 31, 2025	Additions	Unrealized Gain	June 30, 2026
Convertible note receivable, related party at fair value	$1,478,419	$-	$19,201	$1,497,620
Total	$1,478,419	$-	$19,201	$1,497,620

	December 31, 2024	Additions	Unrealized Loss	June 30, 2025
Convertible note receivable, related party at fair value	$744,652	$360,000	$20,539	$1,084,113
Total	$744,652	$360,000	$20,539	$1,084,113

The Company remeasures its convertible note receivable from SHRG at fair value, with changes in fair value recognized in earnings. The carrying amount increased from $1,478,419 at December 31, 2025 to $1,497,620 at June 30, 2026, resulting in an unrealized gain of $19,201 for the six months ended June 30, 2026. As of June 30, 2025, the carrying amount increased from $744,652 to $1,084,113, primarily due to the issuance of additional $360,000 of convertible notes during the period, partially offset by an unrealized loss of $20,539 resulting from the fair value remeasurement.

Realized loss on marketable securities for the three and six months ended June 30, 2026 was $13,320 and $3,083 , respectively. Realized gain on marketable securities for the three and six months ended June 30, 2025 was $419 and $419, respectively. These gains were recorded directly to net loss.

NOTE 10 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company of 500,000,000 shares, consists of (a) 450,000,000 shares of common stock (the “Common Stock”), and (b) 50,000,000 shares of preferred stock (the “Preferred Stock”). As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

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

The following table summarizes the warrant activity for the six months ended June 30, 2026 and 2025.

	Warrants for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2025	909,874	$57.5	3.03	$-
Warrants Vested and exercisable at December 31, 2025	909,874	$57.5	3.03	$-
Granted	-	$-
Exercised	-	$-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2026	909,874	$57.5	2.53	$-
Warrants Vested and exercisable at June 30, 2026	909,874	$57.5	2.53	$-

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-
Granted	250,000	$2.0
Exercised	(250,000)	$(2.0)
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2025	909,874	$57.5	3.53	$-
Warrants Vested and exercisable at June 30, 2025	909,874	$57.5	3.53	$-

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

Term Sheet and Definitive Documents for Investment in the Company

On May 5, 2026, the Company entered into a term sheet (the “Term Sheet”) with Smart Dynamics Technology Limited, a company incorporated in the British Virgin Islands (the “Purchaser”), pursuant to which the Company has agreed to sell to the Purchaser, for an aggregate purchase price of $10,000,000:

(i) 20,000,000 newly issued unregistered shares of the Company’s common stock; and

(ii) warrants to purchase 160,000,000 newly issued, unregistered shares of the Company’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring on the fourth anniversary of their issuance.

The Term Sheet contains certain provisions which would, upon the closing of the transactions contemplated by the Term Sheet, grant the Purchaser anti-dilution rights for a period of two years from the closing in which the Company would not be able to sell new equity securities without the consent of the Purchaser, subject to certain exceptions. Further, upon the closing, the Purchaser would be given the right to appoint three directors to the Company’s Board of Directors, subject to the conditions described in the Term Sheet. Pursuant to the Term Sheet, the Company would be required to file a registration statement registering the 20,000,000 shares issuable to the Purchaser within sixty days of the closing.

On May 27, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Purchaser, pursuant to which the Company would sell (i) 20,000,000 (twenty million) fully paid, non-assessable shares of its Common Stock and (ii) warrants to purchase up to 160,000,000 (one hundred and sixty million) shares of the Company’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring on the fourth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement for an aggregate purchase price of $10,000,000.

The Securities Purchase Agreement was made and entered into pursuant to the terms of that certain Term Sheet entered into by the Company and the Purchaser on May 5, 2026.

The Securities Purchase Agreement contains certain provisions which would, upon the closing of the transactions contemplated by the Securities Purchase Agreement, provided the Purchaser continues to beneficially own at least a majority of the Company’s common stock, grant the Purchaser anti-dilution rights for a period of two years from the closing in which the Company would not be able to sell new equity securities without the consent of the Purchaser, subject to certain exceptions as set forth in the Securities Purchase Agreement. Further, upon the closing, the Purchaser would be given the right to appoint three directors to the Company’s Board of Directors, subject to the conditions described in the Securities Purchase Agreement. Pursuant to the Term Sheet, the Company would be required to file a registration statement registering the 20,000,000 shares issuable to the Purchaser, and the shares underlying the warrants, within sixty days of the closing.

On June 8, 2026, the Company entered into Amendment No. 1 to the Securities Purchase Agreement with the Purchaser (the “Amendment”). The Amendment amends the Securities Purchase Agreement in order to: (i) add a closing condition to require the Company’s receipt of an extension from Nasdaq to regain compliance with the stockholders’ equity continued listing requirement; (ii) amend the definition of “Purchaser Consent Matter” in the Securities Purchase Agreement to explicitly permit affiliates of the Company to invest $500,000 into the Company; and (iii) include the proposed investment by affiliate of the Company in Section 3.1(f) of the Securities Purchase Agreement, Capitalization.

On June 12, 2026 the holders of a majority of the issued and outstanding shares of common stock of the Company approved the definitive documents for the investment by written consent. This transaction has yet to close as of June 30, 2026.

The private placement with Smart Dynamics Technology Limited had not closed as of June 30, 2026. The Company expects the transaction to close in the near term, although the closing remains subject to the satisfaction of the closing conditions set forth in the Securities Purchase Agreement, as amended.

Issuance of Common Stock under Securities Purchase Agreement

On June 8, 2026 the Company entered into a Stock Purchase Agreement with Alset Inc. (“Alset”), pursuant to which Alset agreed to purchase 250,000 shares of the Company’s common stock (the “Shares”) for a total of $500,000, representing a purchase price of $2.00 per share. Alset is the majority shareholder of the Company, and immediately prior to the effectiveness of the Stock Purchase Agreement, Alset directly and through its subsidiaries owned 66.4% of the issued and outstanding shares of HWH common stock.

Amendment to 2025 Incentive Compensation Plan

The Company’s Board of Directors and Compensation Committee have approved an amendment to the Company’s 2025 Incentive Compensation Plan (the “Plan”) to permit the Company to issue up to an additional 2,000,000 shares of the Company’s common stock to officers, directors, employees and certain other persons who have provided, or shall provide, services to the Company, in addition to those shares already authorized under such plan. Pursuant to the Term Sheet, any such shares granted as compensation will have a lock up of 12 months. The amendment also changes the governing law of the Plan from the laws of the State of Delaware to the laws of the State of Nevada.

Pursuant to Nasdaq Listing Rules, the Company’s stockholders holding a majority of our issued and outstanding common stock approved the amendment on June 12, 2026. As of June 30, 2026, the amendment had not yet been made effective. This amendment became effective on July 13, 2026,

NOTE 11 —LEASES

The Company has operating leases for its one F&B store in South Korea and one F&B store in Singapore as of June 30, 2026. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.78 years, with a weighted-average discount rate of 2.06%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented in the balance sheets. Total lease expenses amounted to $29,822 and $65,550, which were included in general and administrative expenses in the statements of operations for the three months ended June 30, 2026 and 2025, respectively. Total lease expenses amounted to $60,394 and $174,679, which were included in general and administrative expenses in the statements of operations for the six months ended June 30, 2026 and 2025, respectively. Total cash paid for operating leases amounted to $30,038 and $69,075 for the three months ended June 30, 2026 and 2025, respectively. Total cash paid for operating leases amounted to $60,556 and $178,179 for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $1,171 and $6,537 is included in general and administrative expenses for the three months ended June 30, 2026 and 2025, respectively. Total short-term lease expense of $2,383 and $10,298 is included in general and administrative expenses for the six months ended June 30, 2026 and 2025, respectively. Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2026	December 31, 2025

Right-of-use assets	$182,286	$92,655

Lease liabilities - current	$107,753	$84,122
Lease liabilities - non-current	76,236	11,785
Total lease liabilities	$183,989	$95,907

As of June 30, 2026, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

Maturity of Lease Liabilities	Total

12 months ended June 30, 2027	$110,039
12 months ended June 30, 2028	76,749
Total undiscounted lease payments	$186,788
Less: Imputed interest	(2,799)
Present value of lease liabilities	$183,989
Operating lease liabilities - Current	107,753
Operating lease liabilities - Non-current	$76,236

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

NOTE 13 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of June 30, 2026 and December 31, 2025, uninsured cash balances were $1,030,865 and $1,624,957, respectively.

Major Suppliers

For the three and six months ended June 30, 2026, five suppliers accounted for approximately over 38% and 59% of the Company’s total costs of revenue, respectively.

For the three and six months ended June 30, 2025, five suppliers accounted for approximately over 59% and 70% of the Company’s total costs of revenue, respectively.

NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date through the date of this report and identified the following matters.

Nasdaq Listing Matter

As described in Management’s Discussion and Analysis - Nasdaq Compliance, the Company received a notice from Nasdaq on May 29, 2026 regarding non-compliance with the stockholders’ equity requirement of Listing Rule 5550(b)(1) and submitted a plan to regain compliance in June 2026. On July 24, 2026, Nasdaq notified the Company that it had granted an extension to regain compliance with the stockholders’ equity requirement of Listing Rule 5550(b), subject to the Company furnishing a specified public report on or before August 31, 2026 and evidencing compliance at the time it files its periodic report for the period ending September 30, 2026. Company remains listed on the Nasdaq Capital Market as of the date of this Quarterly Report, and Company expects to evidence the compliance within the extension granted by Nasdaq as described above.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) We are expanding the product range into robotics for consumer and commercial markets. As of June 30, 2026, this project has not been launched yet.

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

Our Revenue Model

Our total revenue for the three months ended June 30, 2026 and 2025 was $64,200 and $310,391, respectively. Our total revenue for the six months ended June 30, 2026 and 2025 was $128,400 and $605,588, respectively. Our net income for the three months ended June 30, 2026 and 2025 was $210,657 and $75,977, respectively. Our net loss for the six months ended June 30, 2026 and 2025 was $416,116 and $410,995, respectively.

We currently recognize revenue from food and beverage sales, which accounted for approximately 100% of revenue in the six months ended June 30, 2026 and 2025, respectively.

From a geographical perspective, we recognized 100% of our total revenue in the three and six months ended on June 30, 2026, in Singapore. and 10% and 90% in the three and six months ended June 30, 2025, in South Korea and Singapore, respectively.

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

If any customer returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. There were no product returns for the three and six months ended June 30, 2026, and 2025.

Food and Beverage: The revenue received from food and beverage business in the three months ended June 30, 2026 and 2025 was $64,200 and $310,391, respectively. The revenue received from food and beverage business in the six months ended June 30, 2026 and 2025 was $128,400 and $605,588, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$64,200	$310,391	$128,400	$605,588
Cost of revenue	43,836	266,314	102,250	529,078
Operating expenses	249,063	383,868	879,763	1,010,429
Other income	439,356	415,768	437,497	565,872
Provision for income taxes	-	-	-	(42,948)
Net income (loss)	$210,657	$75,977	$(416,116)	$(410,995)

Revenue

Revenue was $64,200 and $310,391 for the three months ended June 30, 2026 and 2025, respectively. Revenue was $128,400 and $605,588 for the six months ended June 30, 2026 and 2025, respectively. Word of mouth, a social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue decreased in 2026 due to the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Cost of revenue

Cost of revenues decreased from $266,314 in the three months ended June 30, 2025 to $43,836 in the three months ended June 30, 2026. Cost of revenues decreased from $529,078 in the six months ended June 30, 2025 to $102,250 in the six months ended June 30, 2026. The decrease is a result of the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Gross profit decreased from $44,077 for the three months ended June 30, 2025 to gross loss $20,364 for the three months ended June 30, 2026. Gross profit decreased from $76,510 for the six months ended June 30, 2025 to $26,150 for the six months ended June 30, 2026. The decrease in gross margin was caused by the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Operating expenses

Operating expenses decreased from $383,868 for the three months ended June 30, 2025 to $249,063 for the three months ended June 30, 2026. General and administrative expenses decreased from $383,868 for the three months ended June 30, 2025 to $249,063 for the three months ended June 30, 2026. Operating expenses decreased from $1,010,429 for the six months ended June 30, 2025 to $879,763 for the six months ended June 30, 2026. General and administrative expenses decreased from $932,949 for the six months ended June 30, 2025 to $879,763 for the six months ended June 30, 2026. The decrease in general and administrative expenses in 2026 compared with 2025 was mostly caused by the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively. The Company recorded a goodwill impairment charge of $77,480 during the six months ended June 30, 2025, which increased operating expenses for that period.

Other income

The Company recorded other income of $439,356 for the three months ended June 30, 2026, compared to other income of $415,768 for the same period in 2025. The Company recorded other income of $437,497 for the six months ended June 30, 2026, compared to other income of $565,872 for the same period in 2025. The change in other income was primarily due to $339,185 gain from debt extinguishment for the six months ended June 30, 2026, $383,667 gain on disposal of subsidiaries for the six months ended June 30, 2025. This was partially offset by foreign exchange transaction gain (loss), which changed from a gain of $307,691 in the six months ended June 30, 2025 to a loss of $33,161 in the six months ended June 30, 2026.

Net income (loss)

Net income increased from $75,977 for the three months ended June 30, 2025 to $210,657 for the three months ended June 30, 2026. Net loss increased from $410,995 for the six months ended June 30, 2025 to $416,116 for the six months ended June 30, 2026.

Liquidity and Capital Resources

Our cash has decreased from $2,085,918 as of December 31, 2025 to $1,506,036 as of June 30, 2026. Our liabilities decreased from $1,883,133 at December 31, 2025 to $1,711,444 at June 30, 2026. Our total assets have decreased from $4,567,858 as of December 31, 2025 to $4,510,043 as of June 30, 2026.

In the six months ended June 30, 2026, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

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

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s majority stockholder, pursuant to which Alset Inc. provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of June 30, 2026, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 expired on April 14, 2026.

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

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to this Credit Agreement. Under the terms of the Amendment, the date upon which each advance made under the Credit Facility and all accrued but unpaid interest shall be due and payable was extended from April 24, 2025 to April 14, 2026. As of the issuance of these quarterly condensed consolidated financial statements, the Company is still in discussion with Alset Inc. regarding the possible extension of the Amendment to the Credit Agreement.

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

Summary of Cash Flows for the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Net cash provided by / (used in) operating activities	$285,469	$(528,424)
Net cash used in investing activities	$(406,369)	$(741,523)
Net cash (used in) / provided by financing activities	$(488,972)	$578,857

Cash Flows from Operating Activities

Net cash provided by operating activities was $285,469 in the six months ended of June 30, 2026, as compared to net cash used in operating activities of $528,424 in the same period of 2025. The increase in cash provided by operating activities during the six months ended June 30, 2026 was primarily due to changes in working capital, including movements in due to related parties, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $406,369 in the six months ended of June 30, 2026, as compared to net cash used in investing activities of $741,523 in the same period of 2025. In the six months ended June 30, 2026 we paid $285,000 for convertible note receivable – related party with the remaining amount of cash outflows related to purchases of property and equipment, investments at cost, and purchases and sales of marketable securities. In the six months ended June 30, 2025 we paid $360,000 for convertible note receivable – related party and paid $280,000 for loans receivable – related party.

Cash Flows from Financing Activities

Net cash used in financing activities was $488,972 in the six months ended June 30, 2026, compared to net cash provided by financing activities of $578,857 in the same period of 2025. In the six months ended June 30, 2026 we received $500,000 issuance of common stock, received advance from related party for $349,607 and paid $834,590 to related parties. In the six months ended June 30, 2025, we received $1,409,983 from the issuance of common stock and warrants and repaid $240,792 under the D. Boral Capital (f.k.a. EF Hutton) promissory note and $1,631,936 to related parties.

Nasdaq Compliance

On May 29, 2026, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), which requires a listed company to maintain stockholders’ equity of at least $2,500,000. The determination was based on the Company’s stockholders’ equity of $2,078,220 as reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The notice had no immediate effect on the listing or trading of the Company’s common stock. Under the Nasdaq Listing Rules, the Company had 45 calendar days from the date of the notice, or until July 13, 2026, to submit a plan to regain compliance.

On June 18, 2026, the Company submitted to Nasdaq a plan to regain compliance with Listing Rule 5550(b)(1) within the required period. On July 24, 2026, the Company received a letter from Nasdaq stating that, based on its review of the Company’s June 18, 2026 submission, Nasdaq had determined to grant the Company an extension to regain compliance with Listing Rule 5550(b). Under the terms of the extension, on or before August 31, 2026, the Company must furnish to the SEC and Nasdaq a publicly available report (such as a Form 8-K) under one of two prescribed alternatives, including disclosure of the deficiency, a description of the transaction or event that enabled the Company to satisfy the stockholders’ equity requirement, and, under the second alternative, a pro forma balance sheet no older than 60 days evidencing compliance. Nasdaq further advised that it will continue to monitor the Company’s ongoing compliance and that, if the Company does not evidence compliance with the stockholders’ equity requirement at the time it files its periodic report for the period ending September 30, 2026, the Company may be subject to delisting, in which case Nasdaq would provide written notification and the Company would have the right to appeal to a Nasdaq Hearings Panel.

As of June 30, 2026, the Company’s total stockholders’ equity was $2,798,599, which exceeds the $2,500,000 minimum. The increase in stockholders’ equity during the three months ended June 30, 2026 was attributable primarily to the $500,000 investment by Alset Inc., the Company’s majority stockholder, described in Note 10, and to the settlement of the Company’s obligation to D. Boral Capital LLC described in Note 6. The Company has incurred operating losses in recent periods and expects to continue to do so, and its ability to maintain stockholders’ equity above the $2,500,000 minimum in future periods is expected to depend substantially on the closing of the financing described in Note 10, which had not closed as of the date of this Quarterly Report and remains subject to closing conditions. Company remains listed on the Nasdaq Capital Market as of the date of this Quarterly Report, and Company expects to evidence the compliance within the extension granted by Nasdaq as described above.

Contractual Obligations

As of June 30, 2026, we did not have any long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2026 or the year ended December 31, 2025. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effects of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans between the subsidiaries and fellow subsidiaries under common control from Singapore, South Korea and Hong Kong and which were approximately $0.4 million and $0.7 million on June 30, 2026 and December 31, 2025, respectively, are the reason for the fluctuation in foreign currency transaction gains or losses which are included in the Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between the subsidiaries and fellow subsidiaries under common control from Singapore, South Korea and Hong Kong will remain at approximately $1 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2026, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of June 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of November 12, 2025, by and between HWH International Inc., a Delaware company, and HWH International Inc., a Nevada company, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
3.1	Nevada Certificate of Merger, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
3.2	Delaware Certificate of Merger, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
3.3	Amended and Restated Articles of Incorporation of HWH International Inc., incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
3.4	Bylaws of HWH International Inc., incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2025.
10.1	Term Sheet, between HWH International Inc. and Smart Dynamics Technology Limited, dated as of May 5, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026.
10.2	Termination Agreement, between Alset Inc. and HWH International Inc., dated as of May 6, 2026, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026.
10.3	Securities Purchase Agreement between HWH International Inc. and Smart Dynamics Technology Limited, dated as of May 27, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2026.
10.4	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2026.
10.5	Amendment No. 1 to Securities Purchase Agreement between HWH International Inc. and Smart Dynamics Technology Limited, dated as of June 8, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2026.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	HWH International 2025 Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 27, 2026.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HWH INTERNATIONAL INC.

July 30, 2026	By:	/s/ Chan Heng Fai
	Name:	Chan Heng Fai
	Title:	Chief Executive Officer
(Principal Executive Officer)

July 30, 2026	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

