Form 10-Q
period 2026-09-30
EnerSyn Global Inc.
filed 2026-11-13
CIK 1897245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-41254

EnerSyn Global Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-3296100
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4800 Montgomery Lane, Suite 210
Bethesda, MD 20814
(Address of Principal Executive Offices, including zip code)

301-971-3955
(Registrant’s telephone number, including area code)

Former name
HWH International Inc.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ESYN	The Nasdaq Capital Market

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

As of November 13, 2026, there were 33,726,400 shares of Common Stock, par value $0.0001 per share of the Company issued and outstanding.

EnerSyn Global Inc.

Form 10-Q For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EnerSyn Global Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS

Current Assets
Cash	$10,872,568	$2,085,918
Account receivable, net	2,778	3,324
Inventory	1,065	1,057
Other receivables – related party, net	656,990	614,577
Due from related parties	4,088,174	-
Deposit - current	1,893	21,205
Convertible notes receivable - related party	802,804	160,941
Marketable securities	67,919	84,466
Prepaid expenses	818	549
Total Current Assets	$16,495,009	$2,972,037

Non-Current Assets
Property and equipment, net	$14,897	$19,153
Investment in equity method - related party	75,383	60,708
Deposit – non-current	19,411	104,209
Investment at cost	16,479	1,531
Convertible notes receivable - related party	976,379	1,317,478
Other non-current asset - related party	91,906	87
Operating lease right-of-use assets, net	134,010	92,655
Total Non-Current Assets	$1,328,465	$1,595,821

TOTAL ASSETS	$17,823,474	$4,567,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$233,616	$305,028
Due to related parties	4,626,050
Due to related parties, net	-	613,140
Operating lease liabilities - current	76,298	84,122
Brokerage margin loans	55,998	17,461
Notes payable - current	22,520	259,290
Total Current Liabilities	$5,014,482	$1,279,041

Non-Current Liabilities
Operating lease liabilities - non-current	$57,953	$11,785
Accrued Interest for promissory note – non-current	-	118,557
Notes payable - non-current	-	473,750
Total Non-Current Liabilities	$57,953	$604,092

Commitments and Contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 450,000,000 shares authorized; 29,726,400 and 7,476,400 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively*	2,972	747
Additional paid in capital	25,948,148	12,470,373
Accumulated other comprehensive loss	(905,432)	(904,609)
Accumulated deficit	(12,358,649)	(8,947,630)
Total EnerSyn Global Inc. Stockholders’ Equity	$12,687,039	$2,618,881
Non-controlling interests	64,000	65,844
Total Stockholders’ Equity	12,751,039	2,684,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,823,474	$4,567,858

*	The common stock share amounts were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerSyn Global Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025

Food & Beverage Revenue	$72,646	$206,778	$201,046	$812,366

Cost of revenue	$(50,267)	$(178,933)	$(152,517)	$(708,011)

Gross profit	$22,379	$27,845	$48,529	$104,355

Operating expenses:
General and administrative expenses	$(3,102,915)	$(229,239)	$(3,982,678)	$(1,162,188)
Impairment loss on goodwill		(45,002)	-	(122,482)
Total Operating expenses	$(3,102,915)	$(274,241)	$(3,982,678)	$(1,284,670)

Other income (expense)
Other (expense) income	$(26,781)	$79,030	$83,160	$64,971
Interest expense	(475)	(32,127)	(11,944)	(111,782)
Foreign exchange transaction gain (loss)	126,474	(12,884)	93,313	294,807
(Loss) gain on disposal of marketable securities	(11,160)	1,476	(14,243)	1,895
Unrealized (loss) gain on marketable securities	(6,456)	7,734	1,700	8,607
Gain on disposal of subsidiaries	-	10	-	383,677
Loss on Disposal of Subsidiaries	-	(21,611)	-	(21,611)
Gain on equity method investment - related party	5,623	895	14,382	895
Gain from debt extinguishment	-	-	339,185	-
Unrealized (loss) gain on convertible notes receivable and warrants – related party	(3,435)	(71,221)	15,734	(104,285)
Total Other income (expense)	$83,790	$(48,698)	$521,287	$517,174

Loss before provision for income taxes	(2,996,746)	(295,094)	(3,412,862)	(663,141)

Income taxes	-	(4,524)	-	(47,472)

Net loss	$(2,996,746)	$(299,618)	$(3,412,862)	$(710,613)

Less: Net income (loss) attributable to non-controlling interests	41	(8,614)	(1,843)	(24,998)

Net loss attributable to common stockholders	$(2,996,787)	$(291,004)	$(3,411,019)	$(685,615)

Net loss	(2,996,746)	(299,618)	(3,412,862)	(710,613)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	$(30,814)	$(238,965)	$(824)	$(792,976)
Total comprehensive loss, net of tax:	$(3,027,560)	$(538,583)	$(3,413,686)	$(1,503,589)

Less Comprehensive income (loss) attributable to non-controlling interests	18	(8,492)	(1,844)	(25,285)
Total Comprehensive loss attributable to common stockholders	$(3,027,578)	$(530,091)	$(3,411,842)	$(1,478,304)

	Three Months Ended September 30
	2026	2025
	Common stock	Common stock
Loss per common share
Basic	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.04)

Weighted average number of common shares outstanding*
Basic	20,161,183	6,476,400
Diluted	20,161,183	6,476,400

	Nine Months Ended September 30
	2026	2025
	Common stock	Common stock
Loss per common share
Basic	$(0.29)	$(0.11)
Diluted	$(0.29)	$(0.11)

Weighted average number of common shares outstanding*
Basic	11,772,188	6,456,578
Diluted	11,772,188	6,456,578

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect the 1-for-5 reverse stock split on February 24, 2025

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerSyn Global Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three and Nine Months Ended September 30, 2026
	Common Stock		Additional	Accumulated Other		Total EnerSyn Global Inc.	Non-	Total
	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Equity
Balances at December 31, 2025	7,476,400	$747	$12,470,373	$(904,609)	$(8,947,630)	$2,618,881	$65,844	$2,684,725

Net loss	-	-	-	-	$(626,197)	$(626,197)	$(576)	$(626,773)
Foreign currency translation adjustment	-	-	-	$20,261	-	$20,261	$7	$20,268

Balances at March 31, 2026	7,476,400	$747	$12,470,373	$(884,348)	$(9,573,827)	$2,012,945	$65,275	$2,078,220

Issuance of Common Stock	250,000	$25	$499,975	-	-	$500,000	-	$500,000
Net income (loss)	-	-	-	-	$211,965	$211,965	$(1,308)	$210,657
Foreign currency translation adjustment	-	-	-	$9,707	-	$9,707	$15	$9,722

Balances at June 30, 2026	7,726,400	$772	$12,970,348	$(874,641)	$(9,361,862)	$2,734,617	$63,982	$2,798,599

Issuance of Common Stock	20,000,000	$2,000	$1,162,956	-	-	$1,164,956	-	$1,164,956
Issuance of Warrants	-	-	$8,835,044	-	-	$8,835,044	-	$8,835,044
Issuance of Common Stock for incentive plan 2025	2,000,000	$200	$2,979,800	-	-	$2,980,000	-	$2,980,000
Net (loss) income	-	-	-	-	$(2,996,787)	$(2,996,787)	$41	$(2,996,746)
Foreign currency translation adjustment	-	-	-	$(30,791)	-	$(30,791)	$(23)	$(30,814)

Balances at September 30, 2026	29,726,400	$2,972	$25,948,148	$(905,432)	$(12,358,649)	$12,687,039	$64,000	$12,751,039

	Three and Nine Months Ended September 30, 2025
	Common Stock		Additional	Accumulated Other		Total EnerSyn Global Inc.	Non-	Total
	Shares	Par Value $0.0001	Paid in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	controlling interests	Stockholders’ Equity
Balances at December 31, 2024	5,593,920	$559	$9,339,413	$(257,598)	$(6,317,010)	$2,765,364	$111,835	$2,877,199

Issuance of Common Stock	632,500	$63	$1,409,795	-	-	$1,409,858	-	$1,409,858
Warrants exercised to Common Stock	250,000	$25	$100	-	-	$125	-	$125
Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	$(1,653)	$(1,653)
Revaluation for SHRG note receivable and warrants	-	-	$87,131	-	-	$87,131	-	$87,131
Net loss	-	-	-	-	$(565,131)	$(565,131)	$(8,972)	$(574,103)
Foreign currency translation adjustment	-	-	-	$(102,949)	-	$(102,949)	$(16)	$(102,965)

Balances at March 31, 2025	6,476,420	$647	$10,836,439	$(360,547)	$(6,882,141)	$3,594,398	$101,194	$3,695,592

Net income (loss)	-	-	-	-	$170,520	$170,520	$(7,412)	$163,108
Foreign currency translation adjustment	-	-	-	$(450,653)	-	$(450,653)	$(393)	$(451,046)

Balances at June 30, 2025	6,476,420	$647	$10,836,439	$(811,200)	$(6,711,621)	$3,314,265	$93,389	$3,407,654

Elimination of NCI’s share of deficit due to purchase of remaining shares of LEH	-	-	-	-	-	-	$6,151	$6,151
Deconsolidation of Alset F&B One Pte. Ltd	-	-	$54,961	-	-	$54,961	$(23,349)	$31,612
Reclassification of NCI	-	-	-	-	-	-	$592	$592
Net loss	-	-	-	-	$(291,004)	$(291,004)	$(8,614)	$(299,618)
Foreign currency translation adjustment				$(239,087)	-	$(239,087)	$122	$(238,965)

Balances at September 30, 2025	6,476,420	$647	$10,891,400	$(1,050,287)	$(7,002,625)	$2,839,135	$68,291	$2,907,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerSyn Global Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,412,862)	$(710,613)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from debt extinguishment	(339,185)	-
Share-based compensation expense	2,980,000	-
Foreign exchange transaction gain	(93,313)	(294,807)
Gain on disposal of subsidiaries	-	(383,677)
Loss on disposal of subsidiaries	-	21,611
Depreciation expense	6,392	18,022
Non-cash lease expense	90,493	223,046
Share of result of an associate	(14,382)	(895)
Impairment loss on goodwill	-	122,482
Unrealized (gain) loss on convertible notes receivable and warrants – related party	(15,734)	104,285
Fair value gain on marketable securities	(1,700)	(8,607)
Loss (gain) on disposal of marketable securities	14,243	(1,895)
Impairment loss on equipment	-	17,638
Loss from related party balance written off	542,190	12,863

Changes in operating assets and liabilities:
Account receivables	(281)	9,548
Due to related party	612,267	-
Other receivables from related party	(133,706)	78,869
Prepaid expenses	(266)	12,862
Deposit	110,688	218,604
Inventory	(3)	396
Accounts payable and accrued expenses	(62,744)	(138,083)
Operating lease liabilities	(96,089)	(29,975)
Net cash provided by/ (used in) operating activities	$186,008	$(728,326)

Cash flows from investing activities:
Purchases of property and equipment	$(1,399)	$(19,377)
Convertible notes receivable - related party	(285,000)	(430,000)
Investment in associate – related party	-	(54,621)
Investments at cost	(14,853)	-
Purchase of marketable securities	(6,965,733)	(207,933)
Proceeds from disposal of marketable securities	6,890,285	-
Deconsolidation of Alset F&B One Pte. Ltd.	-	(23,350)
Loan receivable - related party	-	(280,000)
Net cash used in investing activities	$(376,700)	$(1,015,281)

Cash flows from financing activities:
Repayment of loans and borrowing	$-	$(14,643)
Proceeds from issuance of common stock and warrants	10,500,000	-
Advances from related parties	353,905	1,462,459
Advances to related parties	(1,425,952)	(1,865,932)
Proceed from brokerage margin loans	1,763,268	-
Repayment of brokerage margin loans	(1,713,055)	-
Proceed from issuance of Common Stock and Warrants	-	1,409,983
Repayment of note payable	(500,000)	(240,750)
Net cash provided by financing activities	$8,978,166	$751,117

Net increase (decrease) in cash	$8,787,474	$(992,490)
Effects of foreign exchange rate on cash	(824)	(451,284)
Cash at beginning of period	2,085,918	4,341,746
Cash at end of period	$10,872,568	$2,897,972

Supplemental Cash Flow Information
Cash Paid for Interest	$1,941	$2,275
Cash Paid for Taxes	$-	$47,472

Supplemental disclosure of non-cash investing and financing activities
Valuation gain from notes receivable and warrants - SHRG	$-	$87,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

EnerSyn Global Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS

EnerSyn Global Inc. (“ESYN”), formerly HWH International Inc. (“HWH”) and its consolidated subsidiaries (collectively, the “Company”) operate a food and beverage (“F&B”) business in Singapore, which operates one café. Following the change in control described below, the Company plans to expand into the energy sector, including through its pending acquisition of Hearty Nova Limited. As of September 30, 2026, that acquisition had not closed, and the Company had no energy-related operations, revenue, or assets.

The Company is presently developing Hapi Marketplace, a business-to-consumer platform featuring diverse product categories, and Hapi Wealth Builder, an educational program focused on wealth-building strategies. Both initiatives are being rolled out in phases, with digital content development, partner collaborations, and regional infrastructure setup currently underway.

EnerSyn Global Inc. was originally incorporated in Delaware on October 20, 2021 under the name Alset Capital Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company consummated the Business Combination on January 9, 2024 and changed its name from “Alset Capital Acquisition Corp.” to “HWH International Inc.” On September 18, 2026, the Company changed its name from “HWH International Inc.” to “EnerSyn Global Inc.” The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

On August 10, 2026, the Company closed a private placement (the “PIPE”) with Smart Dynamics Technology Limited (“Smart Dynamics”). In the PIPE, Smart Dynamics bought 20,000,000 shares of common stock and 160,000,000 warrants for aggregate gross proceeds of $10,000,000. The PIPE resulted in a change in control of the Company. Also on August 10, 2026, three new directors were appointed to the Company’s Board of Directors. On September 1, 2026, Chan Heng Fai resigned as Chairman of the Board and Chief Executive Officer. Liu Ming Hui was appointed Chairman of the Board, and Liu Ming Xing was appointed Chief Executive Officer. As of the date hereof, Smart Dynamics beneficially owns approximately 71.2% of the Company’s common stock. Alset Inc., the Company’s former majority stockholder, beneficially owns approximately 16.4%.

On September 11, 2026, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Smart Dynamics Technology Limited, the Company’s majority stockholder. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase all of the issued and outstanding shares (the “Shares”) of Hearty Nova Limited, a British Virgin Islands limited company, from Smart Dynamics Technology Limited. The purchase price for the Shares will be $1.00. As of September 30, 2026, the closing had not yet occurred.

On September 16, 2026, the Company filed an amendment to its amended and restated articles of incorporation to change its corporate name to “EnerSyn Global Inc.,” which became effective on September 18, 2026. Beginning with the opening of trading on September 22, 2026, trading of the Company’s common stock began under the new corporate name “EnerSyn Global Inc.” and the symbol “ESYN.” The new corporate name “EnerSyn Global Inc.” is strategically designed to reflect the Company’s planned expansion into new areas, including energy, as the Company expands its operations. The prefix “Ener” is intended to reflect the Company’s plans to enter into areas which may include global oil and gas resources, natural gas processing, coal-based energy production, and strategic mineral resources. The suffix “Syn”, derived from “Synthesis”, symbolizes what the Company believes will be a core competitive differentiation: the synthesis, integration and digitalization of global energy assets. This term will embody the integration of traditional energy processing, chemical synthesis business including natural gas-to-methanol production, and the future synchronized deployment of Real World Asset (RWA) digitization infrastructure. The addition of “Global” demonstrates the Company’s sustained cross-border resource expansion strategy, global capital market orientation, and its ambition to build a worldwide integrated energy industrial ecosystem.

The Company continues to operate its existing business operations as well.

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

The following chart describes the Company’s ownership of various entities:

EnerSyn Global Inc.
(formerly HWH International Inc.)
(NV)
Nasdaq listed
20%
Alset Robot Inc.
(NV)
100%
L.E.H. Insurance Group, LLC
(TX)
100%
Health Wealth Happiness Pte. Ltd.
(SG)
100%
HWH Asia Ltd.
(HK)
40%
Hapi Robot Inc.
(NV)
100%
Hapi Marketplace Limited
(HK)
100%
Hapi Wealth Builder Limited
(HK)
100%
Hapi Cafe Inc.
(TX)
100%
Hapi iRobot Pte. Ltd.
(SG)
100%
Hapi Cafe Korea Inc.
(KR)
100%
Hapi Cafe SG Pte. Ltd.
(SG)
100%
Alset F&B Holdings Pte. Ltd.
(SG)
55.7%
Ketomei Pte. Ltd.
(SG)
20%
Alset F&B One Pte. Ltd.
(SG)

Hapi Marketplace Ltd. (“HML”) was incorporated in Hong Kong on March 18, 2026, and remains dormant as of September 30, 2026.

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the condensed consolidated financial statements for the nine months ended September 30, 2026, the Company identified that payroll and related employee benefit costs of personnel who directly support the business of the F&B operation had been classified within general and administrative (“G&A”) expenses rather than within cost of revenue in prior periods. Under U.S. generally accepted accounting principles, these costs are properly presented within cost of revenue to align with the functional activities of the personnel involved. Accordingly, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2026, reflect the appropriate classification, and the prior period comparative amounts have been revised to conform to the current-period presentation.

The Company evaluated this misclassification, both quantitatively and qualitatively, in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that it was not material to the previously issued financial statements. Accordingly, the Company has revised the prior period comparative amounts presented herein to correct the classification. As a result of the revision, cost of revenue increased by $95,737 and $315,711, and general and administrative expenses decreased by the same amounts, for the three and nine months ended September 30, 2025, respectively, resulting in a corresponding decrease in gross profit; gross profit remained positive for both periods after the revision, at $27,845 and $104,355 for the three and nine months ended September 30, 2025, respectively, and there was no effect on previously reported total revenues, loss from operations, net income (loss), total assets, total liabilities, stockholders’ equity, or net cash flows from operating, investing, or financing activities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $10,872,568 and $2,085,918 as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

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

Investment Securities under Equity Method Accounting

The Company accounts for equity investments in certain entities with significant influence under equity-method accounting. Under this method, the Company’s pro rata share of income (loss) from investment is recognized in the consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the equity method investment can be reduced below zero based on losses if the Company either be liable for the obligations of the investee or provide for losses in excess of the investment when imminent return to profitable operations by the investee appears to be assured. Otherwise, the Company does not recognize its share of equity method losses exceeding its carrying amount of the investment. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Company to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is an estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2026 and December 31, 2025, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value.

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

Deposits

Deposits represent rental security deposits paid for the Company’s office and café locations, which are refundable upon expiration of the respective lease terms. Deposits are classified as current or non-current based on the expected timing of refund. Deposits related to leases expiring within the next twelve months are classified as current, while deposits related to leases expiring after twelve months are classified as non-current. As of September 30, 2026, current deposits totaled $1,893 and non-current deposits totaled $19,411.

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

The Company generates its revenue primarily from its F&B business.

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

Value-added Tax

The Company is subject to value-added tax (“VAT”) on purchases of inventory, rent payments, professional fees, and certain other taxable expenditures. As of September 30, 2026 and December 31, 2025, included in other receivables was VAT paid of $889 and $3,027, respectively, due primarily to the purchase of inventory and payment of rents and accounting fees.

Cost of Revenue

Cost of revenue consists of the cost of finished goods purchased from suppliers, related shipping and handling fees charges by third-party payment platforms, contractor fees for part-time staff, and employee wages, salaries, benefits directly attributable to F&B operations.

Below is a breakdown of the Company’s cost of revenue for the three and nine months ended September 30, 2026 and 2025.

For the three months ended:

Total
September 30, 2026

Finished goods	$12,160
Handling fee	3,378
Employee wages, salaries and benefits	32,474
Depreciation	2,255
Total of Cost of revenue	$50,267

September 30, 2025

Finished goods	$52,844
Related shipping	3,412
Handling fee	8,411
Contractor fee	4,047
Franchise commission	3,367
Employee wages, salaries and benefits	95,737
Depreciation	11,115
Total of Cost of revenue	$178,933

For the nine months ended:

Total
September 30, 2026

Finished goods	$33,547
Handling fee	11,245
Contractor fee	132
Employee wages, salaries and benefits	101,201
Depreciation	6,392
Total of Cost of revenue	$152,517

September 30, 2025

Finished goods	$281,570
Related shipping	29,739
Handling fee	33,718
Contractor fee	20,855
Franchise commission	10,170
Employee wages, salaries and benefits	315,711
Depreciation	16,248
Total of Cost of revenue	$708,011

Shipping and Handling Fees

The Company utilizes the practical expedient under ASC 606-10-25-18B to account for its shipping and handling as fulfillment activities, and not a promised service (a revenue element). Shipping and handling fees are included in costs of revenue within the statements of operations.

Advertising Expenses

Advertising costs are charged to operations as incurred. Advertising expenses for the three months ended September 30, 2026 and 2025 were $750 and $1,599, respectively. Advertising expenses for the nine months ended September 30, 2026 and 2025 were $2,416 and $108,693, respectively.

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

Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted to give effect to all potentially dilutive securities, including stock options, warrants, and convertible debt securities. During the nine months ended September 30, 2026 and 2025 there were 160,909,874 and 909,874 potentially dilutive warrants outstanding, respectively.

For the periods ended September 30, 2026 and 2025, basic and diluted earnings per share (EPS) were the same, as the effect of potentially dilutive securities was anti-dilutive during periods of net loss and therefore did not reduce the loss per share.

Non-controlling Interests

Non-controlling interests represent the equity in a subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the Consolidated Statements of Operations and Other Comprehensive Loss, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

Liquidity and Capital Resources

In the nine months ended September 30, 2026, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

Notwithstanding the above, the Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for at least the next 12 months. The Company’s capital requirements for the planned expansion are based on, among other items, location-specific property costs, team requirements, and marketing steps needed. Executing these plans will require a minimum investment for each Hapi Café location. There is no guarantee, however, that we will be able to achieve these plans as described.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and, at the time of the agreement, the Company’s majority stockholder, pursuant to which Alset Inc. provided the Company a non-revolving line of credit facility (the “Credit Facility”), which provided a maximum, aggregate credit line of up to $1,000,000. During 2024, $300,000 was drawn from the loan, which was converted to equity on September 24, 2024.

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

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to this Credit Agreement. Under the terms of the Amendment, the date upon which each advance made under the Credit Facility and all accrued but unpaid interest shall be due and payable was extended from April 24, 2025 to April 14, 2026. As of the issuance of these quarterly condensed consolidated financial statements, the Credit Agreement was not extended.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The practical expedient permits an entity, as part of developing reasonable and supportable forecasts, to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

NOTE 3 — ACCOUNTS RECEIVABLE, NET

Accounts receivable, net at September 30, 2026 and December 31, 2025 was $2,778 and $3,324, respectively, represent collection received by the credit card processor in F&B business and rent receivable. Accounts receivable is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. As of September 30, 2026 and December 31, 2025, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

The components of property and equipment are as follows:

Total
September 30, 2026
Cost:
Office Equipment	$39,096
Furniture and Fittings	5,866
Kitchen Equipment	33,951
Other Operating Equipment	12,320
Leasehold Improvements	162,229

Accumulated Depreciation:
Office equipment	$(31,898)
Furniture and Fittings	(3,422)
Kitchen Equipment	(17,349)
Other Operating Equipment	(5,427)
Leasehold Improvements	(89,924)

Impairment:
Office equipment	$(7,165)
Furniture and Fittings	(2,433)
Kitchen Equipment	(12,518)
Other Operating Equipment	(6,861)
Leasehold Improvements	(61,147)
Add: Foreign currency translation adjustment	(421)

Total, net	$14,897

December 31, 2025
Cost:
Office Equipment	$39,021
Furniture and Fittings	5,839
Kitchen Equipment	31,960
Other Operating Equipment	12,263
Leasehold Improvements	159,518

Accumulated Depreciation:
Office equipment	$(31,856)
Furniture and Fittings	(3,406)
Kitchen Equipment	(15,655)
Other Operating Equipment	(5,402)
Leasehold Improvements	(83,005)

Impairment:
Office equipment	$(7,165)
Furniture and Fittings	(2,433)
Kitchen Equipment	(12,518)
Other Operating Equipment	(6,861)
Leasehold Improvements	(61,147)

Total, net	$19,153

For the three months ended September 30, 2026 and 2025, the Company recorded depreciation expenses of $2,255 and $16,219, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded depreciation expenses of $6,392 and $22,881, respectively. There was $0 and $17,638 impairment of property and equipment during the nine months ended September 30, 2026 and 2025.

NOTE 5 — INVESTMENTS

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment is recognized in the consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment. No impairment was recorded as of and for the nine months ended September 30, 2026 and 2025.

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

Sale of Alset F&B One Pte. Ltd.

On September 10, 2025, Alset F&B Holdings Pte. Ltd. (“F&BH”), entered into a sale and purchase agreement (the “Sale and Purchase Agreement”) with Alset International Limited (“AIL”), pursuant to which the F&BH agreed to sell 70% of the outstanding shares of its subsidiary, Alset F&B One Pte. Ltd. to the AIL in exchange for $170,754. Following this sale, F&BH will continue to own 20% of Alset F&B One. Total $21,611 loss was generated from this deal and recorded in other non-operating income / (expenses) in the statement of operations. The remaining 20% interest in Alset F&B One was initially measured at its fair value of $54,961 on the date of deconsolidation, which became the initial basis of the equity method investment. The deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20. The F&BH carrying amount of investment in equity method - related party on Alset F&B One was $75,383 and $60,708 as of September 30, 2026 and December 31, 2025, respectively.

Pending Acquisition of Hearty Nova Ltd and Joint Venture in China Gas Africa Clean Energy Investment Holding Ltd.

On September 11, 2026, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Smart Dynamics Technology Limited, the Company’s majority stockholder. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase all of the issued and outstanding shares (the “Shares”) of Hearty Nova Limited, a British Virgin Islands limited company, from Smart Dynamics Technology Limited. The purchase price for the Shares will be $1.00.

Hearty Nova Limited owns 51% of China Gas Africa Clean Energy Investment Holdings Limited (the “JV Company”), a joint venture company in Hong Kong. The remaining 49% of the JV Company is owned by China Gas Holdings Limited (“CGH”).

The Company’s Chairman, Liu Ming   Hui, is both the owner of Smart Dynamics and the Chairman and a significant stockholder of CGH. Liu Ming Xing, the Company’s Chief Executive Officer, also serves as an Executive Director of CGH. Liu Ming Hui and Liu Ming Xing are brothers. Liu Chang is a member of the Company’s Board of Directors, Liu Ming Hui’s daughter, and an Executive Director of CGH.

The Company anticipates investing $1,173,000 in the JV Company through Hearty Nova Limited, with CGH investing $1,127,000 in the JV Company (such investment amounts reflect the parties’ relative ownership). This funding will be provided as and when required, with the amount and timing subject to the necessary approvals at that time. The JV Company intends to develop, construct and operate a natural gas processing plant in Nigeria, and anticipates borrowing from non-affiliated parties to finance the remaining expenses of this project.

As of September 30, 2026 and the date these condensed consolidated financial statements were issued, the acquisition of Hearty Nova Limited had not closed.

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

On April 16, 2026, the Company and D. Boral Capital LLC (“D. Boral”) entered into Amendment No. 1 to the Satisfaction and Discharge of Indebtedness, pursuant to which D. Boral agreed to accept a one-time cash payment of $500,000 in full satisfaction of all amounts owed by the Company to D. Boral under the underwriting agreement, the original satisfaction and discharge, and the related promissory note. The payment was made on April 20, 2026, and upon payment the promissory note was cancelled. The carrying amount of the obligation at the settlement date was $839,182, consisting of $710,625 of principal and $128,557 of accrued interest. The Company accounted for the transaction as an extinguishment of debt under ASC 470-50. The $339,185 difference between the carrying amount of the obligation and the cash consideration paid was recognized as a gain on extinguishment of debt in other income (expense) in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2026.

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes the bank $22,520 and $22,415 at September 30, 2026 and December 31, 2025, respectively.

NOTE 7 — DUE TO / FROM RELATED PARTIES

As of December 31, 2025, the Company’s receivables from and payables to Alset Inc. and its subsidiaries, which were under common control with the Company, were presented on a net basis as “Due to related parties, net,” on the consolidated balance sheet and the gross balances with each counterparty were disclosed in the notes. Following the change in control of the Company on August 10, 2026, these entities are no longer under common control with the Company, and as of September 30, 2026, the Company did not have a legal basis to set off the amounts due to and due from these entities. Accordingly, these amounts are presented on a gross basis as of September 30, 2026, with the gross balances as of December 31, 2025 presented below for comparative purposes.

Due to / from Alset Inc.

Alset Inc. (“AEI”) is the Company’s former corporate parent. There is no executed written loan agreement, and the amount due to AEI is non-interest-bearing and repayable on demand. As of December 31, 2025, the Company had an outstanding balance due to AEI of $569,614, which was presented on a net basis within “Due to related parties, net” on the consolidated balance sheet.

Prior to August 10, 2026, the outstanding receivable from Alset Business Development Pte. Limited (“ABD”), total of $4,232,313 as of December 31, 2025, was transferred to AEI, with AEI assuming the repayment obligation and ABD being released from its obligation to the Company. As a result, the Company no longer had an outstanding receivable from ABD. After the transfer and subsequent movements, including addition $895,472, repayment ($504,472) and foreign exchange adjustments approximately $34,416, the Company reported an outstanding receivable from AEI of $4,088,115 as of September 30, 2026. Accordingly, the outstanding receivable is presented on a gross basis within “Due from related parties” on the Company’s condensed consolidated balance sheet as of September 30, 2026.

Due to Alset International Limited.

Alset International Limited (“AIL”) is incorporated in Singapore and is a subsidiary of Alset Inc., the Company’s former parent and a significant stockholder. The amount due to AIL represents short-term working capital advances provided to the Company for its daily operations. There is no executed written agreement, and the amount due to AIL is non-interest-bearing and repayable on demand. Accordingly, the amount due to AIL is classified as a current liability. The outstanding balances due to AIL were $4,606,923 and $4,653,037 as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the outstanding balances due from AIL subsidiaries were $59 and $0, respectively. The balance as of September 30, 2026 represented operating expenses paid for Alset F&B One Pte. Limited, a subsidiary of AIL, by the Company’s subsidiaries. These advances are non-interest-bearing and was included in the condensed consolidated balance sheet under “Due from related parties” on a gross basis.

The amount due to AIL was presented on a net basis within “Due to related parties, net” on the consolidated balance sheet as of December 31, 2025. Following the change in control on August 10, 2026, Alset Inc. ceased to control the Company while AIL and the Company continue to be related parties. As of September 30, 2026, the Company presents the outstanding amount due to AIL on a gross basis within “Due to related parties” on the condensed consolidated balance sheet, without offsetting it against receivables from other related parties.

Due from Alset Business Development Pte. Limited.

Alset Business Development Pte. Limited (“ABD”) is incorporated in Singapore and is a subsidiary of Alset Inc. (“AEI”). The balance with ABD represents the amount from advances provided by ABD to Hapi Cafe Inc. for its investment in Ketomei Pte. Ltd. in March 2022, and a $5,000,000 loan provided by Health Wealth Happiness Pte. Ltd. (“HWHPL”), a subsidiary of the Company, to ABD in November 2024, of which $707,000 was repaid in December 2024. There is no executed written agreement, and these related-party balances are non-interest-bearing.

As of December 31, 2025, the Company had an outstanding receivable from ABD of $4,232,313, which was presented on a net basis within “Due to related parties, net” on the consolidated balance sheet. Prior to the change in control of the Company on August 10, 2026, the outstanding receivable from ABD was transferred to AEI, with AEI assuming the repayment obligation and ABD being released from its obligation to the Company. As a result, the Company no longer had an outstanding receivable from ABD. Accordingly, as of September 30, 2026, the balance due from ABD was $0.

Due to / from Hapi Metaverse Inc.

Hapi Metaverse Inc. (“HMI”) is incorporated in the United States of America and is a subsidiary of the Company’s former corporate parent, Alset Inc. The amount due from HMI represented short-term working capital advances provided by the Company to finance HMI’s daily operations, including $5,000 advanced to HMI and $126,506 advanced to HotApp International Limited, a subsidiary of HMI, during the nine months ended September 30, 2026. There are no executed written agreements governing these advances, and the balances are non-interest-bearing.

As of September 30, 2026 and December 31, 2025, the outstanding balances due from HMI and its subsidiaries were $0 and $381,461, respectively. The decrease was primarily attributable to the forgiveness of outstanding balances totaling approximately $515,102 by the Company and its subsidiaries, with the related amount recognized in general and administrative expenses. Accordingly, no amount remained due from HMI and its subsidiaries as of September 30, 2026 and the balance as of December 31, 2025 was included in the consolidated balance sheet under “Due to related parties” on a net basis.

As of September 30, 2026 and December 31, 2025, the outstanding balances due to HMI and its subsidiaries were $2,018 and $0, respectively. The balance as of September 30, 2026 represented operating expenses paid by HotApp International Limited, a subsidiary of HMI, on behalf of the Company’s subsidiaries. These advances are non-interest-bearing and were included in the consolidated balance sheet under “Due to related parties” on a gross basis.

Due to Director of Ketomei Pte. Limited

As of September 30, 2026 and December 31, 2025, the outstanding balances due to a director of Ketomei Pte. Limited, a subsidiary of the Company, were $4,283 and $4,263, respectively.

NOTE 8 — RELATED PARTY TRANSACTIONS

On March 20, 2024, the Company entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 1”) in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000 (“WRNT 1”). CN 1 bears a 6% interest rate and has scheduled maturity on March 19, 2027, three years from the date of the CN 1. At the time of filing, the Company has not converted any of the note nor exercised any of the warrants.

On May 9, 2024, the Company entered into a securities purchase agreement with SHRG, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 2”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 2 bears an 8% interest rate and has scheduled maturity on May 8, 2027, three years from the date of the CN 2. Additionally, upon signing CN 2, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the note contemplated by CN 2.

On June 6, 2024, the Company entered into a securities purchase agreement with SHRG, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 3”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $250,000. CN 3 bears an 8% interest rate and has scheduled maturity on June 5, 2027, three years from the date of the CN 3. Additionally, upon signing CN 3, SHRG owed the Company a commitment fee of 8% of the principal amount, $20,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the note contemplated by CN 3.

On August 13, 2024, the Company entered into a securities purchase agreement with SHRG, pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 4”) in the amount of $100,000, convertible into 50,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. CN 4 bears an 8% interest rate and has scheduled maturity on August 13, 2027, three years from the date of the CN 4. Additionally, upon signing CN 4, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of filing, the Company has not converted any of the note contemplated by CN 4.

On January 15, 2025, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 5”) with the principal amount of $150,000, convertible into 309,650 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000. CN 5 bears interest at a rate of 8% per annum and matures on January 15, 2028. Under the terms of CN 5, the Company has the sole discretion to elect repayment in either cash or shares of SHRG common stock. In the event the Company elects repayment in shares, the number of shares issuable will be determined based on the average closing market price of SHRG’s common stock during the three trading days immediately preceding the repayment date. At the time of filing, the Company has not converted any of the note contemplated by CN 5.

On March 31, 2025, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a (i) Convertible Promissory Note (“CN 6”) in the amount of $150,000, convertible into 187,500 shares of SHRG’s common stock at the option of the Company, and (ii) certain warrants exercisable into 937,500 shares of SHRG’s common stock at an exercise price of $0.85 per share, the exercise period of the warrant being three (3) years from the date of the securities purchase agreement, for an aggregate purchase price of $796,875. (“WRNT 2”). At the time of filing, the Company has not converted any of the debt contemplated by CN 6 nor exercised any of the warrants. Additionally, upon signing CN 6, SHRG owed the Company a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 6 bears an 8% interest rate and has scheduled maturity on March 30, 2028, three years from the date of the CN 6. At the time of filing, the Company has not converted any of the note nor exercised any of the warrants.

On April 21, 2025, the Company entered into a loan agreement (the “Loan Agreement 1”) with SHRG, under which the Company provided a loan to SHRG in the amount of $30,000. The maturity date of Loan Agreement 1 is April 21, 2026. Loan Agreement 1 bears a 10% interest rate. As of September 30, 2026, the loan had passed its maturity date and remained outstanding. Accordingly, the outstanding balance was classified as a current asset and included in other receivables, related party, net on the condensed consolidated balance sheet. The maturity date was extended to December 31, 2026 in October 26, 2026.

On April 25, 2025, the Company entered into a loan agreement (the “Loan Agreement 2”) with SHRG, under which the Company provided a loan to SHRG in the amount of $250,000. The maturity date of Loan Agreement 2 is April 25, 2026. Loan Agreement 2 bears an 8% interest rate. Additionally, upon execution of the Loan Agreement 2 SHRG incurred a commitment fee representing 5% of the loan principal, $12,500. As of September 30, 2026, the loan had passed its maturity date and remained outstanding. Accordingly, the outstanding balance was classified as a current asset and included in other receivables, related party, net on the condensed consolidated balance sheet. The maturity date was extended to December 31, 2026 in October 26, 2026.

On June 27, 2025, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 7”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $60,000. Additionally, upon signing CN 7, SHRG owed the Company a commitment fee of 8% of the principal amount $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 7 bears an 8% interest rate and has scheduled maturity on June 26, 2028, three years from the date of the CN 7. At the time of filing, the Company has not converted any of the note contemplated by CN 7.

On September 17, 2025, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 8”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $70,000. Additionally, upon signing CN 8, SHRG owed the Company a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 8 bears an 8% interest rate and has scheduled maturity on September 16, 2028, three years from the date of the CN 8. At the time of filing, the Company has not converted any of the note contemplated by CN 8.

On October 6, 2025, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 9”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $200,000. Additionally, upon signing CN 9, SHRG owed the Company a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 9 bears an 8% interest rate and has scheduled maturity on October 6, 2028, three years from the date of the CN 9. At the time of filing, the Company has not converted any of the note contemplated by CN 9.

On December 10, 2025, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 10”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $150,000. Additionally, upon signing CN 10, SHRG owed the Company a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 10 bears an 8% interest rate and has scheduled maturity on December 10, 2028, three years from the date of the CN 10. At the time of filing, the Company has not converted any of the note contemplated by CN 10.

On January 2, 2026, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 11”) in the amount of $40,000, convertible into 6,666,667 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $40,000. Additionally, upon signing CN 11, SHRG owed the Company a commitment fee of 8% of the principal amount, $3,200 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 11 bears an 8% interest rate and has scheduled maturity on January 1, 2029, three years from the date of the CN 11. At the time of filing, the Company has not converted any of the note contemplated by CN 11, and recorded at cost under convertible notes receivable - related party.

On January 8, 2026, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 12”) in the amount of $120,000, convertible into 20,000,000 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $120,000. Additionally, upon signing CN 12, SHRG owed the Company a commitment fee of 8% of the principal amount, $9,600 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 12 bears an 8% interest rate and has scheduled maturity on January 7, 2029, three years from the date of the CN 12. At the time of filing, the Company has not converted any of the note contemplated by CN 12, and recorded at cost under convertible notes receivable - related party.

On February 4, 2026, the Company entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (“CN 13”) in the amount of $125,000, convertible into 20,833,333 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $125,000. Additionally, upon signing CN 13, SHRG owed the Company a commitment fee of 8% of the principal amount, $10,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. CN 13 bears an 8% interest rate and has scheduled maturity on February 4, 2029, three years from the date of the CN 13. At the time of filing, the Company has not converted any of the debt contemplated by CN 13, and recorded at cost under convertible notes receivable - related party.

As of September 30, 2026 and December 31, 2025, a total of $133,700 and $110,900 in commitment fees $182,578 and $147,504 of interest was recorded under other receivable – related party, net and $91,850   and $0 of interest was recorded under other non-current asset – related party, respectively.

SHRG is a related party of the Company, as our stockholders Alset Inc. and Alset International Limited, in addition to certain entities affiliated with them, are significant stockholders of SHRG, and our former Chief Executive Officer, John Thatch, is also the Chief Executive Officer of SHRG.

Other Receivables – Related Party, Net

Other receivables – related party, net, are primarily composed of miscellaneous receivables from related parties, including interest accrued on loans to related parties. The remaining portion mainly represents VAT receivables expected to be refunded by the local government. As of September 30, 2026 and December 31, 2025, the amount of other receivable – related party, net was $656,990 and $614,577, respectively, including the amount due from related parties of $596,278 and $605,267, respectively. The impairment of other receivables – related party, net was $174,839 and $158,036 as of September 30, 2026 and December 31, 2025, respectively.

HapiTravel Holding Pte. Ltd.

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte. Ltd. (“HWHPL”), outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai, the Company’s former Executive Chairman, as a part of the Company’s strategy of building its travel business in Asia, the joint venture company (referred to here as the “JVC” or “HTHPL”) is known as HapiTravel Holding Pte. Ltd. The JVC’s ownership as of September 30, 2026 is as follows: (a) HWHPL holds 17.1% of the shares of the JVC; (b) Mr. Chan holds 19.9%; and (c) the remaining 63% of the shares in the JVC are held by Mr. Chen.

On November 6, 2024, the Company signed a loan agreement with HTHPL in the amount of $137,658 at an interest rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date.

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of September 30, 2026 and December 31, 2025, HTHPL owed the Company a total of $5,470 and $26,623, respectively, which is recorded in other receivables – related party, net in the financial statements. This amount is presented net of the subscription fee of $190 that the Company owed for the shareholding in the JVC.

Potential Acquisition of Hearty Nova Limited

On September 11, 2026, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Smart Dynamics Technology Limited, the Company’s majority stockholder. Pursuant to the Stock Purchase Agreement, the Company agreed to purchase all of the issued and outstanding shares (the “Shares”) of Hearty Nova Limited, a British Virgin Islands limited company, from Smart Dynamics Technology Limited. The purchase price for the Shares will be $1.00.

Hearty Nova Limited owns 51% of a joint venture company in Hong Kong, China Gas Africa Clean Energy Investment Holdings Limited (the “JV Company”). The remaining 49% of the JV Company is owned by China Gas Holdings Limited (“CGH”).

The Company’s Chairman, Liu Ming Hui, is both the owner of Smart Dynamics and the Chairman and a significant stockholder of CGH. Liu Ming Xing, the Company’s Chief Executive Officer, also serves as an Executive Director of CGH. Liu Ming Hui and Liu Ming Xing are brothers. Liu Chang is a member of the Company’s Board of Directors, Liu Ming Hui’s daughter, and an Executive Director of CGH.

The Company anticipates investing $1,173,000 in the JV Company through Hearty Nova Limited, with CGH investing $1,127,000 in the JV Company (such investment amounts reflect the parties’ relative ownership). This funding will be provided as and when required, with the amount and timing subject to the necessary approvals at that time. The JV Company intends to develop, construct and operate a natural gas processing plant in Nigeria, and anticipates borrowing from non-affiliated parties to finance the remaining expenses of this project.

The closing of the Stock Purchase Agreement will be subject to standard closing conditions.

NOTE 9 - FINANCIAL ASSETS AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2026
Assets
Warrants – SHRG	$-	$56	$-	$56
Convertible notes receivable – SHRG	-	1,494,183	-	1,494,183
Marketable securities - Trading	67,919	-	-	67,919

Total Investment in securities at Fair Value	$67,919	$1,494,239	$-	$1,562,158

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Warrants – SHRG	$-	$87	$-	$87
Convertible notes receivable – SHRG	-	1,478,419	-	1,478,419
Marketable securities - Trading	84,466	-	-	84,466

Total Investment in securities at Fair Value	$84,466	$1,478,506	$-	$1,562,972

The fair value of the SHRG warrants under level 2 category as of September 30, 2026 and December 31, 2025 were calculated using a binomial option pricing model valued with the following weighted average assumptions:

	September 30, 2026	December 31, 2025
WRNT 1
Stock price	$0.023	$0.023
Exercise price	$1.68	$1.68
Risk free interest rate	4.94%	3.56%
Annualized volatility	434.40%	390.99%
Dividend yield	0.00%	0.00%
Year to maturity	2.46	3.21

	September 30, 2026	December 31, 2025
WRNT 2
Stock price	$0.023	$0.023
Exercise price	$0.85	$0.85
Risk free interest rate	4.71%	3.49%
Annualized volatility	434.40%	390.99%
Dividend yield	0.00%	0.00%
Year to maturity	1.50	2.25

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

CN#	1	2	3	4
Valuation date	September 30, 2026	September 30, 2026	September 30, 2026	September 30, 2026
Risk-free interest rate	4.293%	4.370%	4.403%	4.482%
Credit adjusted risky rate	17.720%	18.849%	18.882%	17.776%
Expected life	0.46 year	0.61 year	0.68 year	0.87 year
Discount rate	6.00%	8.00%	8.00%	8.00%
Expected volatility	434.402%	434.402%	434.402%	434.402%
Expected dividend yield	0%	0%	0%	0%

Fair value	$238,356	$236,497	$234,827	$93,125

CN#	5	6	7	8
Valuation date	September 30, 2026	September 30, 2026	September 30, 2026	September 30, 2026
Risk-free interest rate	4.640%	4.713%	4.797%	4.874%
Credit adjusted risky rate	16.860%	17.887%	19.748%	18.390%
Expected life	1.29 year	1.50 year	1.74 year	1.96 year
Discount rate	8.00%	8.00%	8.00%	8.00%
Expected volatility	434.402%	434.402%	434.402%	434.402%
Expected dividend yield	0%	0%	0%	0%

Fair value	$152,080	$132,816	$51,409	$60,017

CN#	9	10
Valuation date	September 30, 2026	September 30, 2026
Risk-free interest rate	4.889%	4.909%
Credit adjusted risky rate	18.058%	19.859%
Expected life	2.02 year	2.19 year
Discount rate	8.00%	8.00%
Expected volatility	434.402%	434.402%
Expected dividend yield	0%	0%

Fair value	$171,719	$123,337

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 2 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

During the nine months ended September 30, 2026 and 2025, the Company held convertible notes receivable with SHRG. The following table shows the activity of the notes during the nine months ended September 30, 2026 and 2025.

	December 31, 2025	Additions	Unrealized Gain	September 30, 2026
Convertible note receivable, related party at fair value	$1,478,419	$-	$15,764	$1,494,183
Total	$1,478,419	$-	$15,764	$1,494,183

	December 31, 2024	Additions	Unrealized Loss	September 30, 2025
Convertible note receivable, related party at fair value	$744,652	$430,000	$(4,033)	$1,170,619
Total	$744,652	$430,000	$(4,033)	$1,170,619

The Company remeasures its convertible note receivable from SHRG at fair value, with changes in fair value recognized in earnings. The carrying amount increased from $1,478,419 at December 31, 2025 to $1,494,183 at September 30, 2026, resulting in an unrealized gain of $15,764 for the nine months ended September 30, 2026. As of September 30, 2025, the carrying amount increased from $744,652 to $1,170,619, primarily due to the issuance of additional $430,000 of convertible notes during the period, partially offset by an unrealized loss of $4,033 resulting from the fair value remeasurement.

Realized loss on marketable securities for the three and nine months ended September 30, 2026 was $11,160 and $14,243, respectively. Realized gain on marketable securities for the three and nine months ended September 30, 2025 was $1,476 and $1,895, respectively. These gains were recorded directly to net loss.

NOTE 10 — STOCKHOLDERS’ EQUITY

The total amount of authorized capital stock of the Company of 500,000,000 shares, consists of (a) 450,000,000 shares of common stock (the “Common Stock”), and (b) 50,000,000 shares of preferred stock (the “Preferred Stock”). As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

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

The following table summarizes the warrant activity for the nine months ended September 30, 2026 and 2025.

	Warrants for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2025	909,874	$57.5	3.03	$-
Warrants Vested and exercisable at December 31, 2025	909,874	$57.5	3.03	$-
Granted	160,000,000	$0.63	3.86	$264,000,000
Exercised	-	$-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of September 30, 2026	160,909,874	$0.95	3.85	$264,000,000
Warrants Vested and exercisable at September 30, 2026	160,909,874	$0.95	3.85	$264,000,000

	Warrant for	Weighted	Remaining Contractual	Aggregate
	Common	Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants Outstanding as of December 31, 2024	909,874	$57.5	4.03	$-
Warrants Vested and exercisable at December 31, 2024	909,874	$57.5	4.03	$-
Granted	250,000	$2.0
Exercised	(250,000)	$(2.0)
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of September 30, 2025	909,874	$57.5	3.28	$-
Warrants Vested and exercisable at September 30, 2025	909,874	$57.5	3.28	$-

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

$10,000,000 Investment in the Company

On May 5, 2026, the Company entered into a term sheet (the “Term Sheet”) with Smart Dynamics Technology Limited, a company incorporated in the British Virgin Islands (the “Purchaser”), pursuant to which the Company agreed to sell to the Purchaser, for an aggregate purchase price of $10,000,000:

(i) 20,000,000 newly issued unregistered shares of the Company’s common stock; and

(ii) warrants to purchase 160,000,000 newly issued, unregistered shares of the Company’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring on the fourth anniversary of their issuance.

On May 27, 2026, pursuant to the Term Sheet, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Purchaser, pursuant to which the Company agreed to sell (i) 20,000,000 shares of its common stock and (ii) warrants to purchase up to 160,000,000 shares of the Company’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring on the fourth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement for an aggregate purchase price of $10,000,000.

The Securities Purchase Agreement contains certain provisions which granted the Purchaser anti-dilution rights for a period of two years from the closing, in which the Company will not be able to sell new equity securities without the consent of the Purchaser, subject to certain exceptions. Further, upon the closing, the Purchaser was given the right to appoint three directors to the Company’s Board of Directors, subject to certain conditions. In addition, the Company agreed to file a registration statement registering the 20,000,000 shares issuable to the Purchaser.

On June 8, 2026, the Company entered into Amendment No. 1 to the Securities Purchase Agreement (the “Amendment”). The Amendment amends the Securities Purchase Agreement in order to: (i) add a closing condition to require the Company’s receipt of an extension from Nasdaq to regain compliance with the stockholders’ equity continued listing requirement; (ii) amend the definition of “Purchaser Consent Matter” in the Securities Purchase Agreement to explicitly permit affiliates of the Company to invest $500,000 into the Company; and (iii) include the proposed investment by affiliate of the Company in Section 3.1(f) of the Securities Purchase Agreement, Capitalization.

On June 12, 2026, the holders of a majority of the issued and outstanding shares of the Company’s common stock approved the definitive transaction documents by written consent. On August 10, 2026, the Company closed this private placement (the “PIPE”) with the Purchaser. The Company issued 20,000,000 shares of common stock at $0.50 per share and warrants to purchase 160,000,000 shares of common stock (the “PIPE Warrants”), for aggregate gross proceeds of $10,000,000. Each PIPE Warrant is exercisable immediately for one share of common stock at an exercise price of $0.63 per share and expires on August 10, 2030.

Accounting treatment. The Company evaluated the common stock and the PIPE Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. The PIPE Warrants are not mandatorily redeemable and do not obligate the Company to repurchase its shares or to settle in a variable number of shares for a fixed monetary amount. Accordingly, they are not classified as liabilities under ASC 480. The Company concluded that the PIPE Warrants are indexed to its own stock and meet the conditions for equity classification under ASC 815-40, and therefore qualify for the scope exception in ASC 815-10-15-74(a), for the following reasons:

1.	Settlement. The PIPE Warrants may be exercised only by payment of the exercise price in cash, followed by physical delivery of shares. They have no cashless or net-share settlement feature, and the Company is not required to net cash settle them under any circumstances. The Company may deliver unregistered shares upon exercise, and the PIPE Warrants contain no buy-in or other cash payment obligation if shares are not delivered.
2.	Authorized shares. The Company has 450,000,000 shares of common stock authorized. This is sufficient to cover the 29,726,400 shares outstanding at closing, the 160,000,000 shares issuable on exercise of the PIPE Warrants, and the Company’s other commitments to issue shares, including 909,874 shares issuable under other outstanding warrants and 669,100 shares available under the 2025 Incentive Compensation Plan. The Company is required to reserve sufficient shares for the exercise of the PIPE Warrants.
3.	Adjustment provisions. The PIPE Warrants have no down-round or other price-based anti-dilution provisions. Adjustments are limited to stock dividends, stock splits, combinations, reclassifications, pro rata distributions and fundamental transactions. In a fundamental transaction, the holder is entitled to receive, for each warrant share, the same kind and amount of consideration that it would have received had it exercised the PIPE Warrant immediately before the transaction, and the PIPE Warrants contain no cash payment based on option value. The anti-dilution rights granted to Smart Dynamics under the Securities Purchase Agreement restrict the Company’s ability to issue new equity securities without Smart Dynamics’ consent and allow Smart Dynamics to participate in future offerings. They do not adjust the terms of the PIPE Warrants. None of these provisions precludes equity classification.
4.	Registration rights. The registration rights in the Securities Purchase Agreement and the PIPE Warrants do not provide for liquidated damages or other cash penalties. They are evaluated separately as registration payment arrangements under ASC 825-20 and do not affect the classification of the PIPE Warrants.
5.

Allocation of proceeds. The common stock and the PIPE Warrants are separate freestanding instruments, and neither is subsequently measured at fair value. The Company therefore allocated the $10,000,000 of proceeds between them on a relative fair value basis, using the Nasdaq closing price of $1.44 per share on August 10, 2026 for the common stock and a fair value of $1.3651 per warrant for the PIPE Warrants, estimated by management using the Black-Scholes-Merton option pricing model.

Accordingly, the PIPE Warrants are classified in stockholders’ equity, and no liability was recognized. Of the $10,000,000 of gross proceeds, $1,164,956 was allocated to the common stock ($2,000 to common stock at par value and $1,162,956 to additional paid-in capital), and $8,835,044 was allocated to the PIPE Warrants and recorded in additional paid-in capital.

Issuance costs. Issuance costs directly attributable to the PIPE were not material and were recorded as professional fee. No placement agent fee was paid in connection with the PIPE.

Registration rights. The Company agreed to use commercially reasonable efforts to file a registration statement for the resale of the PIPE shares and the shares issuable on exercise of the PIPE Warrants within 60 days after closing (by October 9, 2026), and to use commercially reasonable efforts to have the registration statement declared effective within 90 days after filing. As of the date of this report, the registration statement had not been filed. Because the agreements do not provide for liquidated damages or other penalties for a delay in filing or effectiveness, the Company has not recorded a liability under ASC 825-20.

Issuance of Common Stock under Securities Purchase Agreement

On June 8, 2026 the Company entered into a Stock Purchase Agreement with Alset Inc. (“Alset”), pursuant to which Alset agreed to purchase 250,000 shares of the Company’s common stock (the “Shares”) for a total of $500,000, representing a purchase price of $2.00 per share. Alset is the former majority shareholder of the Company, and immediately prior to the effectiveness of the Stock Purchase Agreement, Alset directly and through its subsidiaries owned 66.4% of the issued and outstanding shares of HWH common stock.

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

Pursuant to Nasdaq Listing Rules, the Company’s stockholders holding a majority of our issued and outstanding common stock approved the amendment on June 12, 2026. This amendment became effective on July 13, 2026

Stock Awards under the 2025 Incentive Compensation Plan

On August 7, 2026, pursuant to the Company’s amended 2025 Incentive Compensation Plan (the “Plan”), the Company granted an aggregate of 2,000,000 shares of common stock to certain directors, officers, and consultants, consisting of 1,745,000 shares granted to directors and executive officers and 255,000 shares granted to consultants, as compensation for services previously rendered to the Company.

Awards granted to non-U.S. recipients vested immediately upon issuance, while awards granted to U.S. recipients are generally subject to a one-year vesting period and certain conditions, including, but not limited to, the Company’s continued listing on the Nasdaq Stock Market, as specified in the respective award agreements. All shares are subject to a one-year transfer restriction through August 7, 2027.

Under the terms of the award agreements, recipients are not required to provide additional future services to retain their awards. The shares are not subject to forfeiture upon termination of employment or service, and the Company has no right to repurchase or claw back the shares. Recipients retain stockholder rights, including voting rights and the right to receive dividends or other distributions, notwithstanding the applicable vesting conditions or transfer restrictions.

Because the awards were granted for past services and do not require future service, the Company measured the awards at their grant-date fair value of $1.49 per share, the closing price of the Company’s common stock on August 7, 2026, and recognized share-based compensation expense of $2,980,000 in general and administrative expenses for the three and nine months ended September 30, 2026. As of September 30, 2026, there was no unrecognized compensation cost related to these awards.

NOTE 11 —LEASES

The Company has operating leases for its one F&B store in Singapore as of September 30, 2026. The lease for the F&B store in Korea was terminated on September 30, 2026. The related lease agreements do not contain any material residual value guarantees or material restrictive covenants. Since the Company’s leases do not provide an implicit rate that can be readily determined, management uses a discount rate based on the incremental borrowing rate. The Company’s weighted-average remaining lease term relating to its operating leases is 1.67 years, with a weighted-average discount rate of 1.46%.

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a single lease component.

The current portion of operating lease liabilities and the non-current portion of operating lease liabilities are presented in the balance sheets. Total lease expenses amounted to $30,099 and $48,367, which were included in general and administrative expenses in the statements of operations for the three months ended September 30, 2026 and 2025, respectively. Total lease expenses amounted to $90,493 and $223,046, which were included in general and administrative expenses in the statements of operations for the nine months ended September 30, 2026 and 2025, respectively. Total cash paid for operating leases amounted to $35,533 and $51,009 for the three months ended September 30, 2026 and 2025, respectively. Total cash paid for operating leases amounted to $96,089 and $229,188 for the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company leases certain equipment on a short-term (12 months or less) basis. Total short-term lease expense of $1,273 and $1,858 is included in general and administrative expenses for the three months ended September 30, 2026 and 2025, respectively. Total short-term lease expense of $3,657 and $12,237 is included in general and administrative expenses for the nine months ended September 30, 2026 and 2025, respectively. Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2026	December 31, 2025

Right-of-use assets	$134,010	$92,655

Lease liabilities - current	$76,298	$84,122
Lease liabilities - non-current	57,953	11,785
Total lease liabilities	$134,251	$95,907

As of September 30, 2026, the aggregate future minimum rental payments under non-cancelable agreements are as follows:

12 months ended September 30, 2027	$77,645
12 months ended September 30, 2028	58,233
Total undiscounted lease payments	$135,878
Less: Imputed interest	(1,627)
Present value of lease liabilities	$134,251
Operating lease liabilities - Current	76,298
Operating lease liabilities - Non-current	$57,953

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be named in claims arising in the ordinary course of business. As of September 30, 2026, no legal proceedings, government or administrative actions, investigations, or claims were pending against or involving the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business, financial condition, or results of operations. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings.

Capital commitment related to Hearty Nova Limited

As described in Note 5, on September 11, 2026, the Company entered into a Stock Purchase Agreement with Smart Dynamics Technology Limited, the Company’s majority stockholder and a related party, to acquire all of the issued and outstanding shares of Hearty Nova Limited. Upon closing of the acquisition, the Company has undertaken to fund Hearty Nova Limited’s pro rata share of the registered capital of its joint venture, approximately $1,173,000, and its pro rata share of any future capital calls of the joint venture. This commitment becomes effective only upon closing, which had not occurred as of September 30, 2026 or as of the date of this report. Accordingly, no liability has been recorded in the accompanying consolidated financial statements. The timing of the registered capital contribution has not yet been determined.

Registration rights

In connection with the August 10, 2026 private placement with Smart Dynamics (see Note 10), the Company agreed to use commercially reasonable efforts to file a registration statement for the resale of the shares issued and the shares issuable on exercise of the warrants within 60 days after closing, or by October 9, 2026, and to have it declared effective within 90 days after filing. As of the date of this report, the registration statement had not been filed. The agreements do not provide for liquidated damages or other penalties. The Company has not recorded a liability under ASC 450-20.

NOTE 13 — CONCENTRATION RISK

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of September 30, 2026 and December 31, 2025, uninsured cash balances were $7,778,064 and $1,624,957, respectively.

Major Suppliers

For the three and nine months ended September 30, 2026, five suppliers accounted for approximately over 61% and 59% of the Company’s total costs of revenue, respectively.

For the three and nine months ended September 30, 2025, five suppliers accounted for approximately over 68% and 65% of the Company’s total costs of revenue, respectively.

NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date through the date of this report and identified the following matters.

Exercise of Warrants by Smart Dynamics Technology Limited

On October 27, 2026, the Company’s majority shareholder, Smart Dynamics, exercised warrants to purchase 4,000,000 shares of the Company’s common stock at $0.63 per share for a total exercise price of $2,520,000 pursuant to the terms of its common stock purchase warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “EnerSyn Global Inc.,” “ESYN,” “HWH International Inc.,” “HWH,” “our,” “us” or “we” refer to EnerSyn Global Inc. and its subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The various aspects of the Hapi Marketplace will be launched in phases in different regions, each with their own timeline, depending on the completion of logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) We are expanding the product range into robotics for consumer and commercial markets. As of September 30, 2026, this project has not been launched yet.

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

China Gas Africa Clean Energy Investment, which intends to develop, construct and operate a natural gas processing plant in Nigeria, and anticipates borrowing from non-affiliated parties to finance the remaining expenses of this project. On September 11, 2026, the Company entered into a Stock Purchase Agreement with Smart Dynamics Technology Limited in order to purchase Hearty Nova Limited, a British Virgin Islands limited company, which the Company would use to facilitate this project through a joint venture co-owned by Hearty Nova Limited and China Gas Holdings. As of the date hereof, the Stock Purchase Agreement has not closed.

Our Revenue Model

Our total revenue for the three months ended September 30, 2026 and 2025 was $72,646 and $206,778, respectively. Our total revenue for the nine months ended September 30, 2026 and 2025 was $201,046 and $812,366, respectively. Our net loss for the three months ended September 30, 2026 and 2025 was $2,996,746 and $299,618, respectively. Our net loss for the nine months ended September 30, 2026 and 2025 was $3,412,862 and $710,613, respectively.

We currently recognize revenue from food and beverage sales, which accounted for approximately 100% of revenue in the nine months ended September 30, 2026 and 2025, respectively.

From a geographical perspective, we recognized 100% of our total revenue in the three and nine months ended on September 30, 2026 in Singapore, 3% and 97% in the three months ended September 30, 2025 in South Korea and Singapore, respectively, and 9% and 91% in the nine months ended September 30, 2025 in South Korea and Singapore, respectively.

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

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements and related notes include all the accounts of the Company and its wholly and majority-owned subsidiaries. They have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated in consolidation.

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

If any customer returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. Allowances for product returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. There were no product returns for the three and nine months ended September 30, 2026, and 2025.

Food and Beverage: The revenue received from food and beverage business in the three months ended September 30, 2026 and 2025 was $72,646 and $206,778, respectively. The revenue received from food and beverage business in the nine months ended September 30, 2026 and 2025 was $201,046 and $812,366, respectively.

Cost of Revenue: Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$72,646	$206,778	$201,046	$812,366
Cost of revenue	50,267	178,933	152,517	708,011
Operating expenses	3,102,915	274,241	3,982,678	1,284,670
Other income (expense)	83,790	(48,698)	521,287	517,174
Provision for income taxes	-	4,524	-	47,472
Net loss	$2,996,746	$299,618	$3,412,862	$710,613

Revenue

Revenue was $72,646 and $206,778 for the three months ended September 30, 2026 and 2025, respectively. Revenue was $201,046 and $812,366 for the nine months ended September 30, 2026 and 2025, respectively. Word of mouth, a social media presence, and the availability of meeting spaces are significant drivers of our revenue and revenue potential. Our revenue decreased in 2026 due to the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Cost of revenue

Cost of revenues decreased from $178,933 in the three months ended September 30, 2025 to $50,267 in the three months ended September 30, 2026. Cost of revenues decreased from $708,011 in the nine months ended September 30, 2025 to $152,517 in the nine months ended September 30, 2026. The decrease is a result of the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Gross profit decreased from $27,845 for the three months ended September 30, 2025 to gross profit $22,379 for the three months ended September 30, 2026. Gross profit decreased from $104,355 for the nine months ended September 30, 2025 to $48,529 for the nine months ended September 30, 2026. The decrease in gross profit was caused by the cessation of operations of cafes located in Singapore and Korea in August and September 2025, respectively.

Operating expenses

Operating expenses increased from $274,241 for the three months ended September 30, 2025 to $3,102,915 for the three months ended September 30, 2026. General and administrative expenses increased from $229,239 for the three months ended September 30, 2025 to $3,102,915 for the three months ended September 30, 2026. Operating expenses increased from $1,284,670 for the nine months ended September 30, 2025 to $3,982,678 for the nine months ended September 30, 2026. General and administrative expenses increased from $1,162,188 for the nine months ended September 30, 2025 to $3,982,678 for the nine months ended September 30, 2026. The increase in general and administrative expenses in 2026 compared with 2025 was mostly caused by the   share-based compensation expense recognized for the 2,000,000 shares of common stock granted on August 7, 2026 under the 2025 Incentive Compensation Plan, and the forgiveness of amounts due from Hapi Metaverse Inc. and its subsidiary. The Company recorded a goodwill impairment charge of $122,482 during the nine months ended September 30, 2025, which increased operating expenses for that period.

Other income

The Company recorded other income of $83,790 for the three months ended September 30, 2026, compared to other expenses of $48,698 for the same period in 2025. The Company recorded other income of $521,287 for the nine months ended September 30, 2026, compared to other income of $517,174 for the same period in 2025. The change in other income was primarily due to $339,185 gain from debt extinguishment for the nine months ended September 30, 2026, $383,677 gain on disposal of subsidiaries for the nine months ended September 30, 2025. This was partially offset by foreign exchange transaction gain (loss), which changed from a gain of $294,807 in the nine months ended September 30, 2025 to a gain of $93,313 in the nine months ended September 30, 2026.

Net income (loss)

Net loss increased from $299,618 for the three months ended September 30, 2025 to $2,996,746 for the three months ended September 30, 2026. Net loss increased from $710,613 for the nine months ended September 30, 2025 to $3,412,862 for the nine months ended September 30, 2026.

Liquidity and Capital Resources

Our cash has increased from $2,085,918 as of December 31, 2025 to $10,872,568 as of September 30, 2026. Our liabilities increased from $1,883,133 at December 31, 2025 to $5,072,435 at September 30, 2026. Our total assets have increased from $4,567,858 as of December 31, 2025 to $17,823,474 as of September 30, 2026.

In the nine months ended September 30, 2026, we incurred a net loss, a loss from operations and negative cash flow from operating cafés during the period. These factors raise substantial doubt about our ability to continue as a going concern.

The Company believes that the available cash in the Company’s bank accounts, anticipated cash from operations are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for at least the next 12 months. The Company’s capital requirements for the planned expansion are based on, among other items, location-specific property costs, team requirements, and marketing steps needed. Executing these plans will require a minimum investment for each Hapi Café location. There is no guarantee, however, that we will be able to achieve these plans as described.

On April 24, 2024, the Company entered into a Credit Facility Agreement (the “Credit Agreement”) with Alset Inc., a Texas corporation and the Company’s then-majority stockholder, pursuant to which Alset Inc. provided the Company a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. As of September 30, 2026, there are no outstanding amounts related to the Credit Facility, as the debt with Alset Inc. was converted to equity on September 24, 2024. The remaining credit of $700,000 expired on April 14, 2026.

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

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to this Credit Agreement. Under the terms of the Amendment, the date upon which each advance made under the Credit Facility and all accrued but unpaid interest shall be due and payable was extended from April 24, 2025 to April 14, 2026. As of the issuance of these quarterly condensed consolidated financial statements, the Credit Agreement will not extend due to the available cash in the Company’s bank accounts, anticipated cash from operations are sufficient.

Summary of Cash Flows for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
Net cash provided by / (used in) operating activities	$186,008	$(728,326)
Net cash used in investing activities	$(376,700)	$(1,015,281)
Net cash provided by financing activities	$8,978,166	$751,117

Cash Flows from Operating Activities

Net cash provided by operating activities was $186,008 in the nine months ended of September 30, 2026, as compared to net cash used in operating activities of $728,326 in the same period of 2025. The decrease in cash used in operating activities during the nine months ended September 30, 2026 was primarily due to changes in working capital, including movements in due to related parties.

Cash Flows from Investing Activities

Net cash used in investing activities was $376,700 in the nine months ended of September 30, 2026, as compared to net cash used in investing activities of $1,015,281 in the same period of 2025. In the nine months ended September 30, 2026 we paid $285,000 for convertible note receivable – related party with the remaining amount of cash outflows related to purchases of property and equipment, investments at cost, and purchases and sales of marketable securities. In the nine months ended September 30, 2025 we paid $430,000 for convertible note receivable – related party and paid $280,000 for loans receivable – related party.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8,978,166 in the nine months ended September 30, 2026, compared to net cash provided by financing activities of $751,117 in the same period of 2025. In the nine months ended September 30, 2026 we received $10,500,000 proceeds from issuance of common stock and warrants, received advance from related party for $353,905 and paid $1,425,952 to related parties. In the nine months ended September 30, 2025, we received $1,409,983 from the issuance of common stock and warrants and repaid $240,750 under the D. Boral Capital (f.k.a. EF Hutton) promissory note, received advance from related party for $1,462,459 and paid $1,865,932 to related parties.

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

On July 30, 2026, the Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 2026. As reported in such Form 10-Q, as of June 30, 2026, the Company had stockholders’ equity of $2,798,599, which exceeded the $2.5 million minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). Following the closing of the Smart Dynamics transaction on August 10, 2026, the Company’s stockholders’ equity has increased by $10 million.

On August 28, 2026, the Nasdaq sent the Company a Stockholders’ Equity Conditional Compliance Letter reflecting that based on the stockholders’ equity set forth in the Company’s Form 10-Q for the period ended June 30, 2026, the Staff has determined that the Company complies with Listing Rule 5550(b)(1).

As of September 30, 2026, the Company’s total stockholders’ equity was $12,751,039, which exceeds the $2,500,000 minimum. The increase in stockholders’ equity during the nine months ended September 30, 2026 was attributable primarily to the $500,000 investment by Alset Inc., the Company’s then-majority stockholder, described in Note 10, the settlement of the Company’s obligation to D. Boral Capital LLC described in Note 6, and the closing of the $10,000,000 financing described in Note 10. The Company has incurred operating losses in recent periods and expects to continue to do so, however the Company believes it has evidenced compliance with Listing Rule 5550(b).

Contractual Obligations

As of September 30, 2026, we did not have any long-term debt obligations, capital lease obligations, purchase obligations. Our only long-term liability was operating lease liabilities of $57,953.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2026 or the year ended December 31, 2025. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effects of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans between the subsidiaries and fellow subsidiaries under common control from Singapore, South Korea and Hong Kong and which were approximately $1.2 million and $0.7 million on September 30, 2026 and December 31, 2025, respectively, are the reason for the fluctuation in foreign currency transaction gains or losses which are included in the Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between the subsidiaries and fellow subsidiaries under common control from Singapore, South Korea and Hong Kong will remain at approximately $1 million over the next year, we expect this fluctuation of foreign exchange rates to still impact the results of operations in 2026, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are not effective as of September 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 27, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Smart Dynamics Technology Limited, pursuant to which the Company agreed to sell (i) 20,000,000 shares of its common stock; and (ii) warrants to purchase up to 160,000,000 shares of the Company’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring four years from the closing date, for an aggregate purchase price of $10,000,000. The Securities Purchase Agreement was amended on June 8, 2026. This transaction, as amended, was approved by stockholders holding a majority of the Company’s common stock on June 12, 2026.

This transaction closed on August 10, 2026, and the Company issued the common stock and warrants described above. These securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit	Description
3.1	Charter Amendment, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2026.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2026.
10.1	Stock Purchase Agreement dated September 11, 2026, between HWH International Inc. and Smart Dynamics Technology Limited, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2026.
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	HWH International 2025 Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 27, 2026.
99.2	Form of Restricted Stock Award Agreement for Non-U.S. Persons, incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2026.
99.3	Form of Restricted Stock Award Agreement for U.S. Persons, incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2026.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnerSyn Global Inc.

Date: November 13, 2026	By:	/s/ Liu Ming Xing
	Name:	Liu Ming Xing
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Rongguo Wei
	Name:	Rongguo Wei
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

